Form 10-K/A
period 1993-09-30
MEDIQ INC
filed 1994-01-27
CIK 350920

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                               FORM 10-K/A #1

                                  AMENDMENT TO
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended: SEPTEMBER 30, 1993     Commission File Number: 1-8147

                      ------------------------------------

                               MEDIQ INCORPORATED
             (Exact name of registrant as specified in its charter)

                      ------------------------------------

                           DELAWARE                                                     51-0219413
               (State or other jurisdiction of                                       (I.R.S. Employer
                incorporation or organization)                                     Identification No.)

           ONE MEDIQ PLAZA, PENNSAUKEN, NEW JERSEY                                          08110
           (Address of principal executive offices)                                       (Zip Code)


       Registrant's telephone number, including area code: (609) 665-9300

                                PORTIONS AMENDED

     Part III of the Company's Annual Report on Form 10-K is amended by the inclusion of the information in the following pages.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Directors and Executive Officers of the Company are as follows:

              NAME                        AGE                                POSITION
              ----                        ---                               ----------
Michael J. Rotko                           55   Chairman of the Board of Directors
Bernard J. Korman                          62   President and Chief Executive Officer
Michael F. Sandler                         48   Senior Vice President -- Finance, Chief Financial Officer and
                                                  Treasurer
Donald M. Gleklen                          57   Senior Vice President -- Corporate Development
Lionel Felzer                              70   Director
Mark S. Levitan                            60   Director
H. Scott Miller                            44   Director
Bessie G. Rotko                            83   Director
Jacob A. Shipon                            55   Director

     Mr. Rotko has been Chairman of the Board of Directors since November 1993, and has been a Director of the Company since 1965. Since November 1993, Mr. Rotko has been a Partner in the law firm of Drinker, Biddle & Reath. Mr. Rotko was the U.S. Attorney for the Eastern District of Pennsylvania from January 1993 to November 1993. Mr. Rotko was formerly First Assistant U.S. Attorney for the Eastern District of Pennsylvania from May 1990 to January 1993. Mr. Rotko was previously an attorney in private practice from March 1974 to May 1990. Mr. Rotko is the son of Bessie G. Rotko.

     Mr. Korman has been President, Chief Executive Officer and a director of the Company since 1980. He has also served as Chairman of the Boards of Directors of NutraMax Products, Inc. ('NutraMax') and PCI Services, Inc. ('PCI') since 1990 and 1991, respectively. Mr. Korman has served as President, Chief Executive Officer and a director of MEDIQ/PRN Life Support Services, Inc. ('MEDIQ/PRN') since June 1992, served as Chairman of the Board of Directors of MEDIQ/PRN from March 1991 to June 1992, and was a director of MEDIQ/PRN from its inception to January 1989. Mr. Korman also serves as a director of Mental Health Management, Inc. (behavioral health management services), The New America High Income Fund (financial services), The Pep Boys, Inc. (automotive supplies), Today's Man, Inc. (retail men's clothing sales) and Omega Healthcare Investors, Inc. (real estate investment trust).

     Mr. Sandler, a certified public accountant, has been Senior Vice President-Finance and Chief Financial Officer since November 1988, and Treasurer since 1991, of the Company. He has served as Vice President, Chief Financial Officer and a director of NutraMax since July 1990, and as Vice President and Chief Financial Officer of PCI since September 1991. He has served as Vice President, Treasurer and a director of MEDIQ/PRN since May 1992, and also served as Chief Financial Officer of MEDIQ/PRN from January 1989 to September 1992. Mr. Sandler also serves as a director of Mental Health Management, Inc.

     Mr. Gleklen has been Senior Vice President - Corporate Development of the Company since 1985. He has served as a Director of NutraMax since 1990. Mr. Gleklen also serves as a director of Gandalf Technologies, Inc.
(telecommunications technology) and New West Eyeworks, Inc. (retail eyewear stores).

     Mr. Felzer has been a Director of the Company since 1968. From 1968 to 1991, he served in various senior financial management positions with the Company, from which he retired in December 1991. Mr. Felzer is the brother-in-law of Bessie G. Rotko.

     Mr. Levitan has been a Director of the Company since 1981. He served as Executive Vice President and Chief Operating Officer of the Company from February 1989 to April 1991. Mr. Levitan has been Chairman of the Board of Directors of HOMECARE USA (home medical equipment rentals) since October 1993. From May 1991 to January 1994, Mr. Levitan was a Partner of Management

Partners, Inc. (healthcare consultants), which was acquired in January 1994 by MedQuist Inc. (healthcare information services). Mr. Levitan has continued with MedQuist as Vice President - Consulting Division.

     Mr. Miller has been a Director of the Company since May 1992. Since January 1994, Mr. Miller has been a Partner of Pulsar Equity Partners (merchant banking services). From 1989 to January 1994, Mr. Miller was the Fixed Income Portfolio Manager of Miller, Andersen & Sherrard (financial management services). Mr. Miller was formerly Vice President of the Investment Banking Division of Goldman, Sachs & Co. from 1986 to 1989.

     Mrs. Rotko has been a Director of the Company since 1989. She is the widow of Bernard B. Rotko, M.D., the founder of the Company.

     Dr. Shipon has been a Director of the Company since 1981. He is a physician in private practice. Dr. Shipon is the son-in-law of Bessie G. Rotko.

ITEM 11. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

     The following table sets forth certain information regarding compensation paid during each of the last three fiscal years to the Company's Chief Executive Officer and each of the Company's two other executive officers.

                                                                                             LONG-TERM
                                                                                            COMPENSATION
                      NAME AND                                      ANNUAL COMPENSATION     ------------      ALL OTHER
                      PRINCIPAL                                    ---------------------        STOCK         COMPENSA-
                      POSITION                            YEAR      SALARY        BONUS      OPTIONS(#)       TION(1)
                     ----------                          ------    --------      -------     ----------    -----------
Bernard J. Korman                                         1993     $395,000           --     500,000(2)     $46,000
  President and Chief                                     1992      395,000     $240,000          --
  Executive Officer                                       1991      395,000      247,000          --

Donald M. Gleklen                                         1993      236,000           --     166,075(2)      15,000
  Senior Vice President --                                1992      225,000      111,000          --
  Corporate Development                                   1991      207,000      124,000          --

Michael F. Sandler                                        1993      236,000           --     165,000(2)       7,000
  Senior Vice President --                                1992      215,000      120,000     125,000
  Finance, Treasurer & Chief                              1991      200,000      120,000          --
  Financial Officer

- ------------------
(1) Under transitional rules, amounts in the All Other Compensation column are included only for 1993.
(2) Represents outstanding options to acquire shares of the Company's Common Stock and/or Preferred Stock for which exercise prices were reduced in August 1993.

STOCK OPTIONS

     The following table summarizes stock option activity during fiscal 1993 for the Company's executive officers. All options included in the table represent options which were outstanding at August 1993, when the exercise prices for such options were reduced in connection with the distribution to the Company's stockholders of the stock of Mental Health Management, Inc. Pursuant to the rules of the Securities and Exchange Commission, these options are reported as new grants for fiscal 1993.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                               INDIVIDUAL GRANTS
                         -----------------------------------------------------------------

                                      % OF TOTAL                                              POTENTIAL REALIZABLE VALUE AT
                                        OPTIONS                                                ASSUMED ANNUAL RATES OF
                                      GRANTED TO                MARKET PRICE                  STOCK PRICE APPRECIATION FOR
                                       EMPLOYEES                    AT                              OPTION TERM (000's)
                          OPTIONS         IN         EXERCISE     DATE OF      EXPIRATION   ---------------------------------
         NAME            GRANTED(1)   FISCAL YEAR      PRICE     REPRICING        DATE         0%        5%(2)        10%(2)
- -----------------------  -----------  -----------  -----------  -------------  -----------  ---------  ---------  -----------
Mr. Korman                  500,000        44.6%    $   2.839     $  4.3125     4/5/1999         $737     $1,441      $2,372
Mr. Gleklen                  71,429         6.4%        3.057        4.3125     6/7/2001           90        215         390
                             15,000         1.3%        3.494        4.3125     2/17/2000          12         37          71
                             28,716         2.6%        2.729        4.3125    10/10/1998          45         82         129
                              9,675          .9%        4.513        4.3125     1/15/1995          --          1           4
                             15,790         1.4%        4.149        4.3125     9/27/1994           3          6          10
                              9,675(3)      14.3%(3)    4.487        4.125      1/15/1995          --         --           3
                             15,790(3)      23.3%(3)    4.125        4.125      9/27/1994          --          4           7
Mr. Sandler                 125,000        11.2%        3.057        4.3125     6/7/2001          157        376         682
                             15,000         1.3%        3.494        4.3125     2/17/2000          12         37          71
                             25,000         2.2%        3.166        4.3125    11/18/1998          29         61         103

- ------------------
(1) Unless otherwise indicated, options are to purchase shares of the Company's Common Stock.
(2) The information in these columns illustrates the value that might be realized upon exercise of the options assuming the specified compound rates of appreciation of the Company's Common Stock and/or Preferred Stock over the term of the options. The potential realizable value columns do not take into account amounts required to be paid for federal or state income taxes or option provisions regarding termination of the option following termination of employment or nontransferability requirements. These amounts were calculated based on requirements of the Securities and Exchange Commission and do not necessarily reflect the Company's estimate of future stock price growth.
(3) Represents options to purchase shares of the Company's Preferred Stock.

     The following table provides information relating to the value of unexercised options held by the above-named executive officers at the end of fiscal 1993. No stock options were exercised during fiscal 1993 by such executive officers.

                  UNEXERCISED STOCK OPTIONS AT FISCAL YEAR END

                     TOTAL NUMBER OF VESTED      VALUE OF VESTED UNEXERCISED
                      UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS AT YEAR
NAME                        (#)(1)                        END(2)
- ----                 ----------------------      ----------------------------
Mr. Korman                    500,000                    $893,000
Mr. Gleklen                   166,075(3)                  195,960
Mr. Sandler                   165,000                     249,440

- ------------------
(1) Unless otherwise noted, options are to acquire shares of the Company's Common Stock.

(2) Based upon the closing prices at September 30, 1993.

(3) Includes options to acquire 25,465 shares of the Company's Preferred Stock.

RETIREMENT PLAN

     The following table shows the estimated annual pension benefits payable upon retirement to participants of the Company's noncontributory defined benefit pension plan (the 'Pension Plan') for various salary levels and years of service:



                                    ESTIMATED ANNUAL BENEFITS
                                 PAYABLE AT AGE 65 FOR VARIOUS
     AVERAGE ANNUAL                 YEARS OF PLAN MEMBERSHIP
   COMPENSATION DURING     --------------------------------------------
     PLAN MEMBERSHIP           10         20         30          40
- -------------------------  ---------  ---------  ---------  -----------
        $500,000           $  31,399  $  61,832  $  92,148  $   100,222
         400,000              31,399     61,832     92,148      100,222
         300,000              31,399     61,832     92,148      100,222
         200,000              26,381     51,797     77,095       89,936
         100,000              12,381     23,797     35,095       40,936

     Average annual compensation is based upon the participant's annual compensation (including bonuses and similar special pay), as more fully defined in the Pension Plan, over the number of years of participation up to a maximum of 35 years. For Pension Plan purposes, the highest annual compensation paid to any participant for fiscal 1993 was $395,000. During fiscal 1993, the maximum amount of annual compensation which may be included for Pension Plan purposes is $235,840. The figures shown above apply under the Pension Plan as of December 31, 1993. Estimated annual benefits are determined in part by the average Social Security wage base during the 35 years ending in the year of Social Security Normal Retirement Age. The benefit amounts listed are not subject to any deduction for Social Security or other offset amounts. As a result of limitations imposed under Federal income tax law, the maximum annual benefit payable under the Pension Plan is $115,641, although the amount will be actuarially adjusted in accordance with Federal income tax regulations if payments commence prior to or following the date that unreduced Social Security benefits become payable. As of December 31, 1993, Messrs. Korman, Gleklen and Sandler had 17, 9 and 5 years of service credited, respectively, under the Pension Plan.

COMPENSATION OF DIRECTORS

     Directors who are officers of the Company or of any subsidiary of the Company receive no additional compensation for their service as directors or as members of committees of the Board. Non-officer directors received an annual director's fee of $15,000 for their services in such capacity during fiscal 1993.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of January 1, 1994, the beneficial ownership of shares of the Company's Common Stock, par value $1.00 per share and Series A Preferred Stock, par value $.50 per share by each of the directors of the Company, each executive officer named in the Summary Compensation Table (included elsewhere herein) and by all directors and officers of the Company as a group.

                                                      NUMBER           PERCENT         NUMBER           PERCENT
                                                        OF            OF CLASS           OF            OF CLASS
NAME                                                 SHARES(1)     OUTSTANDING(2)      SHARES(1)     OUTSTANDING(2)
- ----                                                -----------    --------------     ----------     --------------
Michael J. Rotko                                      448,655(3)          2.6%        448,655(3)          7.0%
Bernard J. Korman(4)(5)                             1,900,597(6)         10.5%        801,909(6)         12.5%
Lionel Felzer                                         390,813(7)          2.2%            490(7)            *
Mark S. Levitan                                         4,895(8)            *              --             --
H. Scott Miller                                         3,700(9)            *           4,300(9)            *
Bessie G. Rotko(5)                                  3,811,458(10)         21.9%     3,840,058(10)         59.7%
Jacob A. Shipon(5)                                      1,650(11)           *           1,650(11)            *
Michael F. Sandler(5)                                 175,539(12)           *              --             --
Donald M. Gleklen(5)                                  254,167(13)          1.5%        25,465(13)            *
All directors and officers as a group (10
  persons)                                          7,114,777(14)         38.4%     5,135,540(14)         79.4%

- ------------------

 *   Less than one percent.

(1) Unless otherwise noted below, beneficial ownership is based on sole voting and investment power with respect to the shares, and shares are held by the person listed or members of his or her family.

(2) All percentages are rounded to the nearest tenth, and are based upon the number of shares outstanding, including, as appropriate, the shares referred to in the notes below.

(3) Michael J. Rotko is the son of Bessie G. Rotko. Includes 7,308 shares of Common Stock and 7,308 shares of Preferred Stock, respectively, held as custodian for children.

(4)  The address of Mr. Korman is One MEDIQ Plaza, Pennsauken, NJ
     08110-1460.

(5) The Company owns approximately 48% of the outstanding common stock of NutraMax ('NutraMax Stock'). Mr. Korman, Mrs. Rotko, Dr. Shipon and Messrs. Sandler and Gleklen beneficially own 29,000, 3,600, 2,240, 11,600 and 27,000 shares, respectively, of NutraMax Stock, and all of the directors and officers of the Company, as a group (10 persons) beneficially own an aggregate of 75,440 shares of NutraMax Stock, which aggregate amount represents less than one percent of the outstanding shares. The Company owns 42% of the outstanding common stock of PCI ('PCI Stock'). Messrs. Korman and Felzer, Mrs. Rotko and Messrs. Sandler and Gleklen beneficially own 79,000, 1,000, 3,000, 26,500 and 5,000 shares, respectively, of PCI Stock, and all of the directors and officers of the Company as a group (10 persons) beneficially own an aggregate of 117,500 shares of PCI Stock, which aggregate amount represents less than two percent of the outstanding shares.

(6)  Includes 21,204 shares of Common Stock and 21,204 shares of
     Preferred Stock, respectively, held as custodian for children, 36,800 shares of Common Stock owned by Mr. Korman's spouse, and 747,867 shares of Common Stock and 879 shares of Preferred Stock, respectively, which may be acquired upon exercise of stock options, acquired upon conversion of outstanding convertible debentures, held in the Company's Employees' Savings Plan for the account of Mr. Korman and/or held in Mr. Korman's individual retirement account.

(7) Lionel Felzer is the brother-in-law of Bessie G. Rotko. Includes 42,526 shares of Common Stock which may be acquired upon exercise of stock options and 490 shares of Preferred Stock held in Mr. Felzer's individual retirement account.

(8)  Includes 1,805 shares of Common Stock held in the Company's
     Employees' Savings Plan for the account of Mr. Levitan.

(9) Mr. Miller provides financial advisory services to the Trust described in note 10. Includes 3,600 shares of Common Stock and 2,700 of Preferred Stock shares held in Mr. Miller's individual retirement account and 1,600 shares of Preferred Stock held by the estate of Mr. Miller's mother.

(10) Mrs. Rotko is the income beneficiary, during her lifetime, of a trust created by her late husband, Bernard B. Rotko, M.D., who was the founder of the Company. The trust holds 3,570,969 shares of Common Stock and 3,570,969 shares of Preferred Stock. The Trustees, Bessie G. Rotko, Michael J. Rotko, Judith M. Shipon, Lionel Felzer and Provident National Bank, share voting and investment power with respect to these shares, which are not included in the amounts set forth as being beneficially owned by the other named Trustees as individuals. The address of the Trustees is c/o Lionel Felzer, MEDIQ Incorporated, One MEDIQ Plaza, Pennsauken, New Jersey 08110-1460.

(11)  Jacob A. Shipon is the son-in-law of Bessie G. Rotko. Excludes
      459,007 shares of Common Stock and 458,757 shares of Preferred Stock, respectively, which are owned beneficially by Mrs. Jacob Shipon, and as to which Jacob A. Shipon disclaims beneficial ownership.

(12) Includes 171,039 shares of Common Stock which may be acquired upon exercise of stock options, acquired upon conversion of outstanding convertible debentures, or held in the Company's Employees' Savings Plan for the account of Mr. Sandler.

(13)  Includes 178,886 shares of Common Stock and 25,465 shares of
      Preferred Stock, respectively, which may be acquired upon exercise of stock options or held in the Company's Employees' Savings Plan for the account of Mr. Gleklen.

(14) Includes an aggregate of 28,512 shares of Common Stock and 28,512 shares of Preferred Stock, respectively, held as custodian for children, 36,800 shares of Common Stock held by a spouse and an aggregate of 1,178,908 shares of Common Stock and 39,847 shares of Preferred Stock, respectively, which may be acquired upon exercise of stock options, acquired upon conversion of outstanding convertible debentures, held in the Company's Employees' Savings Plan for the accounts of the directors and officers of the Company and/or in an individual retirement account.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NUTRAMAX PRODUCTS, INC.

     The Company owns approximately 48% of the common stock of NutraMax ('NutraMax'). Messrs. Korman, Sandler and Gleklen, Mrs. Rotko and Dr. Shipon are shareholders of NutraMax, and Mr. Korman is Chairman of the Board of Directors of NutraMax. Messrs. Gleklen and Sandler are directors of NutraMax, and Messrs. Korman and Sandler are officers of NutraMax. For the fiscal year ended September 30, 1993, the Company was paid $100,000 by NutraMax pursuant to a services agreement for accounting, legal, tax and other services. The Company and NutraMax have a tax allocation/sharing agreement, which provides that NutraMax will reimburse the Company for any future tax assessment against the Company resulting from NutraMax's operations, and the Company will reimburse NutraMax for any future tax benefit resulting from NutraMax's operations, for periods of time during which NutraMax was a member of the Company's consolidated group. NutraMax was included in the Company's consolidated group until the Company's ownership was reduced below 80% in August 1991. NutraMax obtains certain of its insurance through the Company's insurance programs. For the fiscal year ended September 30, 1993, NutraMax paid $213,000 of insurance expense under these programs.

PCI SERVICES, INC.

     The Company owns 42% of the common stock of PCI ('PCI'). Messrs. Korman, Felzer, Sandler and Gleklen and Mrs. Rotko are shareholders of PCI, Mr. Korman is Chairman of the Board of Directors of PCI and Mr. Sandler is Vice President and Chief Financial Officer of PCI. For the fiscal year ended September 30, 1993, the Company was paid $100,000 by PCI pursuant to a services agreement for accounting, legal, tax and other services. The Company and PCI have a tax allocation/sharing agreement, which provides that PCI will reimburse the Company for any future tax assessment against the Company resulting from PCI's operations, and the Company will reimburse PCI for any future tax benefits resulting from PCI's operations, for periods of time during which PCI was a member of the Company's consolidated group. PCI was included in the Company's consolidated group until the Company's ownership was reduced below 80% in 1992. Pursuant to an agreement with the Company, PCI was responsible for the principal and interest payments related to the debt service on PCI's Pennsauken, New Jersey facility and the costs related to ownership and operation of the facility during fiscal 1993. For the fiscal year ended September 30, 1993, PCI paid $444,000 for such operating expenses, including interest, and $207,500 of principal repayment. As of September 30, 1993, the remaining principal amount of the mortgage was $2,559,000. It is anticipated that this facility will be transferred to PCI in the immediate future. PCI obtains certain of its insurance coverages through the Company's insurance programs. For the fiscal year ended September 30, 1993, PCI paid $182,000 of insurance expense under these programs. Effective January 1, 1993, PCI acquired PCI/Virginia, which operates a pharmaceutical packaging facility in Virginia, from the Company for aggregate consideration of approximately $2,300,000, which approximated the fair market value of PCI/Virginia. PCI had previously transferred by dividend all of the capital stock of PCI/Virginia to the Company, effective October 1, 1991, in order to obtain relief from losses and continued funding requirements relating to such operations. In connection with such transfer, PCI provided senior management services to PCI/Virginia and received therefor management fees equal to five percent of the annual net revenue of PCI/Virginia. In the fiscal year ended September 30, 1993, PCI/Virginia paid $97,000 to PCI for management fees. In July 1990, in order to facilitate the financing of the commencement of packaging operations by PCI/Virginia, Messrs. Korman and Rotko and Dr. Shipon formed P.C. Realty, Inc. ('Realty'), a Delaware corporation. Realty acquired certain equipment and real estate which were then leased to PCI/Virginia to commence its pharmaceutical packaging operations. For the fiscal year ended September 30, 1993, PCI/Virginia made aggregate lease payments to Realty, based on Realty's actual costs, of approximately $639,000. On September 30, 1993, the capital stock of Realty was contributed to PCI.

                                   SIGNATURES

     Pursuant to requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 25, 1994                     MEDIQ Incorporated

                                            By: \s\  Michael F. Sandler
                                                -------------------------
                                                Michael F. Sandler, Senior
                                                Vice President -- Finance and
                                                Chief Financial Officer