Form 10-Q
period 1993-12-31
MEDIQ INC
filed 1994-02-14
CIK 350920

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                      __________________________________

                                 FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended: December 31, 1993

                      Commission File Number: 1-8147

                            MEDIQ INCORPORATED
           (Exact name of registrant as specified in its charter)

     Delaware                                     51-0219413
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

     One MEDIQ Plaza, Pennsauken, New Jersey      08110
     (Address of principal executive offices)     (Zip Code)

     Registrant's telephone number, including area code:  (609) 665-9300

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  X       No ( )

As of February 4, 1994, there were 17,416,011 shares of Common
Stock, par value $1.00 per share and 6,427,563 shares of Preferred Stock, par value $.50 per share, outstanding.

               MEDIQ INCORPORATED AND SUBSIDIARIES
                 Quarter Ended December 31, 1993

                             INDEX

                                                           Page
                                                           Number
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements.

     Condensed Consolidated Statements of Operations-
     Three Months Ended December 31, 1993 and 1992
     (Unaudited)                                              4

     Condensed Consolidated Balance Sheets-
     December 31, 1993 (Unaudited) and
     September 30, 1993                                       5

     Condensed Consolidated Statements of Cash Flows-
     Three Months Ended December 31, 1993 and 1992
     (Unaudited)                                              6

     Notes to Condensed Consolidated Financial
     Statements (Unaudited)                                 7-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.    9-11

PART II.  OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K.                 12

MEDIQ INCORPORATED AND SUBSIDIARIES
Quarter Ended December 31, 1993

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements.

               MEDIQ INCORPORATED AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)
                          (Unaudited)

                                                Three Months Ended
                                                    December 31,
                                                1993          1992

Revenues                                        $ 40,473      $ 46,107

Costs and Expenses:
  Operating                                       20,811        23,757
  Selling and administrative                      11,626        11,327
  Depreciation and amortization                    6,766         5,851
                                                  39,203        40,935

Operating Income                                   1,270         5,172

Other (Charges) Credits:
  Interest expense                                (6,213)       (5,817)
  Equity participation                                --         2,188
  Equity in earnings of unconsolidated
    subsidiaries                                     865           794
  Other - net                                      2,342           382

Income (Loss) from Continuing Operations
  before Income Taxes (Benefit) and
  Extraordinary Charge                            (1,736)        2,719

Income Taxes (Benefit)                              (474)        1,007

Income (Loss) from Continuing Operations
  before Extraordinary Charge                     (1,262)        1,712

Discontinued Operations                               --           247

Extraordinary Charge - Early Retirement of Debt       --           (45)

Net Income (Loss)                               $ (1,262)     $  1,914


Earnings Per Share:
  Income (Loss) from Continuing Operations      $   (.05)     $    .07
  Discontinued Operations                             --           .01
  Extraordinary Charge -
    Early Retirement of Debt                          --            --
  Net Income (Loss)                             $   (.05)     $    .08

Weighted Average Shares Outstanding               24,308        24,329

          See Notes to Condensed Consolidated Financial Statements

               MEDIQ INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                                Dec. 31,     Sept. 30,
                                                  1993         1993
                                              (Unaudited)   (See Note)
Assets
Current assets:
  Cash and cash equivalents                     $ 16,266      $  18,123
  Accounts receivable - net                       38,814         37,152
  Inventories                                      9,196          9,086
  Deferred income taxes                            7,269             --
  Income taxes refundable                          3,290          3,495
  Other current assets                             7,703          5,303

     Total current assets                         82,538         73,159

Equity investments                                35,558         34,693
Note receivable from MHM                          11,500         11,500
Rental equipment - net                           107,302        107,914
Property, plant and equipment - net               34,382         47,169
Goodwill - net                                    39,624         36,865
Net investment in leases                          28,768         16,156
Other assets                                      23,713         23,805

Total assets                                   $ 363,385      $ 351,261


Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable to financial institutions      $   2,883      $   1,434
  Accounts payable                                10,186          8,757
  Accrued expenses                                24,895         22,326
  Other current liabilities                        2,899          2,781
  Current portion of long-term debt               22,062         22,217

     Total current liabilities                    62,925         57,515

Senior debt - recourse                           120,980        120,162
Senior debt - nonrecourse                         26,762         25,382
Subordinated debt                                 86,229         86,229
Deferred income taxes                             15,768          9,225
Other liabilities                                  8,086          8,174

Stockholders' equity                              42,635         44,574

Total liabilities and stockholders' equity      $363,385      $ 351,261

Note: The balance sheet at September 30, 1993 has been condensed from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

               MEDIQ INCORPORATED AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                                          Three Months Ended
                                                             December 31,
                                                          1993          1992

Cash Flows From Operating Activities:
    Net income (loss)                                     $(1,262)      $  1,914
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities             4,974          5,423

    Cash provided by operating activities                   3,712          7,337

Cash Flows From Investing Activities:
    Proceeds from sale of assets                              536          6,311
    Acquisitions                                           (1,633)            --
    Expenditures for:
      Rental equipment                                     (2,344)        (2,228)
      Property, plant and equipment                          (449)        (4,518)
    Other                                                     193         (1,203)

    Net cash used in investing activities                  (3,697)        (1,638)

Cash Flows From Financing Activities:
    Borrowings                                              2,948          1,688
    Repayments                                             (4,182)        (5,315)
    Dividends                                                (638)            --
    Other                                                      --            205

    Net cash used in financing activities                  (1,872)        (3,422)

Increase (decrease) in cash and cash equivalents           (1,857)         2,277

Cash and Cash Equivalents:
    Beginning balance                                      18,123          7,025

    Ending balance                                        $16,266       $  9,302

Supplemental disclosure of cash flow information:

    Interest paid                                         $ 3,887       $  4,517
    Income taxes paid                                     $    63       $    766

Supplemental disclosure of non-cash investing and financing activities:

    Equipment financed with debt and capital leases      $  2,978       $  6,285


See Notes to Condensed Consolidated Financial Statements

               MEDIQ INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

Note A - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of December 31, 1993 and the condensed consolidated statements of operations and cash flows for the three months ended December 31, 1993 and 1992 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1993 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1993 Annual Report on Form 10-K. The results of operations for the period ended December 31, 1993 are not necessarily indicative of the operating results for the full year.

Note B - Inventories

Inventories which consist primarily of parts and supplies are stated at the lower of cost (first-in, first-out method) or market.

Note C - Income Taxes

Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which supersedes SFAS No. 96. The Company adopted SFAS No. 96 in fiscal 1990. The effect of the adoption of SFAS No. 109 upon the provision for income taxes was not significant for the three months ended December 31, 1993.

Note D - Equity Investments

As of December 31, 1993, the Company's ownership interest in NutraMax Products, Inc. and PCI Services, Inc. was 47.7% and 42%, respectively.

Summarized income statement information for NutraMax and PCI is presented below.

NutraMax Products, Inc.

                                         Thirteen Weeks Ended
                                       Jan. 1,           Dec. 31,
                                       1994              1992

          Net sales                $ 10,201,000      $  6,614,000
          Gross profit                3,260,000         2,705,000
          Net income                    662,000           781,000

               MEDIQ INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

Note D - Equity Investments (continued)

PCI Services, Inc.

                                    Three Months Ended December 31,
                                       1993              1992

          Net revenue                  $ 27,917,000      $ 21,574,000
          Gross profit                    5,614,000         4,156,000
          Net income                      1,305,000           884,000

Note E - Sale of Assets

The Company recorded a pretax gain of $1.9 million ($1.4 million net of taxes) which is included in "Other Credits" in the first quarter of fiscal 1994 relating to the Company's investment in New West
Eyeworks, Inc. representing proceeds from a divestiture in fiscal 1988.
New West Eyeworks, Inc. completed an initial public offering in December 1993. In connection with such offering, the Company received cash in the amount of $1.9 million and stock with a fair market value of $1.0 million.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The following discussion addresses the financial condition of the Company as of December 31, 1993 and results of operations for the three month periods ended December 31, 1993 and 1992. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's Annual Report on Form 10-K (pages 11-17) to which the reader is directed for additional information.

     Prior year segment information has been restated to conform to the present year presentation.

Results of Operations

     Revenues were $40.5 million for the first quarter of fiscal
1994, as compared to $42.0 million in the prior year period, exclusive of revenues of $4.1 million from operations sold in fiscal 1993. MEDIQ/PRN's revenues for the first quarter of fiscal 1994 decreased 5%, to $18.9 million, as compared to 1993 revenues of $19.8 million. This decrease reflects lower volume of business in the acute care hospital sector of the industry.
MEDIQ/PRN is mitigating such impact by continued expansion into the home healthcare and alternative care markets and increased operating efficiencies. Revenues from the Diagnostic Imaging
Services Group for the first quarter of fiscal 1994 of $10.2 million were consistent with the prior year. This segment experienced an increase in procedures, particularly ultrasound and nuclear imaging services as a result of geographic expansion through acquisitions, while reductions in third party reimbursement rates adversely impacted revenues for the quarter.
Revenues from MEMS increased 11% to $4.6 million as a result of continued growth in its Asset Management Program and new services for MRI equipment. Revenues from the Company's other operating activities were $6.2 million in the current quarter, as compared to $11.5 million in the prior year period. The decrease in revenues of $5.3 million from these activities was primarily attributable to divestitures in 1993.

     Costs and expenses increased $2.6 million, or 7%, to $39.2 million, as compared to $36.6 million in the prior year period, exclusive of costs and expenses of $4.3 million from operations sold in fiscal 1993. The increase was primarily attriubutable to increased volume of the Diagnostic Imaging Services Group.

     Operating income decreased to $1.3 million, or 3% of revenues, for the first quarter of fiscal 1994, as compared to $5.2 million, or 11% of revenues, in the prior year quarter. The decrease in operating income was primarily attributable to the Company's core businesses, MEDIQ/PRN and the Diagnostic Imaging
Services Group. MEDIQ/PRN's operating income decreased $2.3 million, or 52%. This decrease resulted from lower revenues from acute care hospitals and increased operating and administrative expenses. Operating income from the Diagnostic Imaging Services
Group for the first quarter of 1994 decreased $1.8 million reflecting additional costs associated with increased volume combined with the reduction in reimbursement rates. Operating income from MEMS increased to $.1 million, as compared to a loss of $.4 million in the prior year quarter, as a result of increased revenues associated with the Asset Management Program and new services for MRI equipment. Operating income from other operating activities decreased by $.4 million. This decrease was primarily attributable to Medifac's operations which experienced delays in constructions projects.

     Interest expense increased 7% to $6.2 million for the first quarter of fiscal 1994 from $5.8 million as a result of increased borrowings associated with the expansion of MEDIQ/PRN and the Diagnostic Imaging Services Group.

     Pretax loss from continuing operations was $1.7 million for the first quarter of fiscal 1994, as compared to income of $2.7 million in the prior year period. The Company recorded a pretax gain of $1.9 million ($1.4 million net of taxes) in the first quarter of fiscal 1994 relating to the Company's investment in New West Eyeworks, Inc. representing proceeds from a divestiture in fiscal 1988.
New West Eyeworks, Inc. completed an initial public offering in December 1993. In connection with such offering, the Company received cash in the amount of $1.9 million and stock with a fair market value of $1.0 million. Pretax income in the prior year quarter included income of $2.2 million, representing an equity participation related to the issuance of common stock by PCI Services, Inc. ("PCI").

     The Company's equity in the earnings of its unconsolidated subsidiaries, PCI and NutraMax Products, Inc. was $.9 million in the first quarter of fiscal 1994, as compared to $.8 million in the prior year period.

Income Taxes

     The Company's effective tax rates were disproportionate compared to the statutory rate as a result of goodwill amortization, earnings of the Company's equity investments and the non-recognition of certain operating losses for state income tax purposes.

     Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards
("SFAS") No. 109, "Accounting for Income Taxes", which supersedes
SFAS No. 96.  The Company adopted SFAS No. 96 in fiscal 1990.
The effect of the adoption of SFAS No. 109 upon the provision for income taxes was not significant for the three months ended December 31, 1993.

Liquidity and Capital Resources

     Cash provided by operating activities was $3.7 million in the current quarter, as compared to $7.3 million in the prior year period. The decrease was principally a result of lower earnings for the current quarter. As of December 31, 1993, the Company had working capital of $19.6 million, including cash and cash equivalents of $16.3 million. Subsequent to December 31, 1993, the Company repaid the outstanding principal balance of its 6% convertible debentures utilizing $11.6 million of its available cash and cash equivalents. As of December 31, 1993, the Company had $2.9 million outstanding under available lines of credit totalling $14.0 million.

     Net cash used in investing activities was $3.7 million and consisted principally of capital expenditures for equipment of $2.8 million and the acquisition of businesses of $1.6 million.

     Net cash used in financing activities was $1.9 million and consisted of borrowings of $2.9 million offset by repayments of $4.2 million and dividends of $.6 million.

     The Company believes that the combination of its existing working capital, anticipated funds to be generated from operations and the sale of assets, together with existing credit facilities will be sufficient to meet anticipated operating and capital needs. Depending upon future growth of the Company's core businesses, additional financing may be required.

               MEDIQ INCORPORATED AND SUBSIDIARIES
                 Quarter Ended December 31, 1993

PART II.  OTHER INFORMATION

                                                                 PAGE
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K                       NUMBER


    (a)  Exhibits

         Exhibit 11   - Computation of Net Income Per Share      14

               MEDIQ INCORPORATED AND SUBSIDIARIES
                 Quarter Ended December 31, 1993

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MEDIQ Incorporated
                                         (Registrant)
February 14, 1994
    (Date)                               /s/ Michael F. Sandler

                                         Michael F. Sandler
                                         Senior Vice President - Finance
                                         and Chief Financial Officer