Form 10-K/A
period 1993-09-30
MEDIQ INC
filed 1994-03-28
CIK 350920

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                               FORM 10-K/A #2

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

                              PORTIONS AMENDED

  The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended September 30, 1993 as set forth in the pages attached hereto.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 Index to Exhibits

         Exhibit 24.1 -- Consents of experts and counsel

         Exhibit 28 -- MEDIQ Incorporated Employees' Savings Plan -- Annual
                       Report for fiscal year ended September 30, 1993
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              SIGNATURES

The Registrant. Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MEDIQ Incorporated
                   (Registrant)

Dated: March 25, 1994By: /s/  Michael F. Sandler
                                    -------------------------
                                        Michael F. Sandler, Senior
                                        Vice President -- Finance and
                                        Chief Financial Officer

The Plan. Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees have duly caused the annual report included in this filing to be signed on their behalf by the undersigned, hereunto duly authorized.

                                     MEDIQ Incorporated
Employees' Savings Plan
                   (Plan)

Dated: March 25, 1994By: /s/  Michael F. Sandler
                                    -------------------------
                                        Michael F. Sandler, Senior
                                        Vice President -- Finance and
                                        Chief Financial Officer,
MEDIQ Incorporated,
Administrator of the Plan