Form 10-Q
period 1994-03-31
MEDIQ INC
filed 1994-05-16
CIK 350920

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

For the quarterly period ended: MARCH 31, 1994    Commission File Number: 1-8147

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes __X__     No ________

     As of May 6, 1994, there were 17,717,664 shares of Common Stock, par value $1.00 per share and 6,420,888 shares of Preferred Stock, par value $.50 per share, outstanding.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 1994

PART I. FINANCIAL INFORMATION:


ITEM 1.    FINANCIAL STATEMENTS.
           Condensed Consolidated Statements of Operations --
             Three and Six Months ended March 31, 1994 and 1993
             (Unaudited)..................................................................................      4
           Condensed Consolidated Balance Sheets --
             March 31, 1994 (Unaudited) and September 30, 1993............................................      5
           Condensed Consolidated Statements of Cash Flows--
             Six Months ended March 31, 1994 and 1993
             (Unaudited)..................................................................................      6
           Notes to Condensed Consolidated Financial
             Statements (Unaudited).......................................................................     7-8
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................................    9-11

PART II. OTHER INFORMATION:

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...............................................................     12

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 1994

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                    MARCH 31,             MARCH 31,
                                                               --------------------  --------------------
                                                                 1994       1993       1994       1993
                                                               ---------  ---------  ---------  ---------
Revenues.....................................................  $  44,974  $  45,590  $  85,447     91,697
Costs and expenses:
  Operating..................................................     22,179     22,725     42,990     46,482
  Selling and administrative.................................     10,709     11,409     22,335     22,736
  Depreciation and amortization..............................      7,018      5,979     13,784     11,830
                                                               ---------  ---------  ---------  ---------
                                                                  39,906     40,113     79,109     81,048
                                                               ---------  ---------  ---------  ---------
Operating income.............................................      5,068      5,477      6,338     10,649
Other (charges) credits:
  Interest expense...........................................     (5,922)    (5,809)   (12,135)   (11,626)
  Equity in earnings of unconsolidated subsidiaries..........      1,148      1,138      2,012      1,932
  Equity participation.......................................         53        122         53      2,310
  Other -- net...............................................        392         45      2,735        427
                                                               ---------  ---------  ---------  ---------
Income (loss) from continuing operations before
  income tax expense and extraordinary charge................        739        973       (997)     3,692
Income tax expense...........................................        565        194         91      1,201
                                                               ---------  ---------  ---------  ---------
Income (loss) from continuing operations.....................        174        779     (1,088)     2,491
Income from discontinued operations..........................         --        442         --        689
Extraordinary charge -- early retirement of debt.............         --       (293)        --       (338)
                                                               ---------  ---------  ---------  ---------
Net income (loss)............................................  $     174  $     928  $  (1,088) $   2,842
                                                               ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------
Earnings per share:
  Income (loss) from continuing operations...................  $     .01  $     .03  $    (.04) $     .10
  Income from discontinued operations........................         --        .02         --        .03
  Extraordinary charge -- early retirement of debt...........         --       (.01)        --       (.01)
                                                               ---------  ---------  ---------  ---------
  Net income (loss)..........................................  $     .01  $     .04  $    (.04) $     .12
                                                               ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------
Weighted average shares outstanding..........................     24,392     24,379     24,350     24,368
                                                               ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------

            See Notes to Condensed Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                           MARCH 31,    SEPT. 30,
                                                                                             1994         1993
                                                                                          -----------  -----------
                                                                                          (UNAUDITED)  (SEE NOTE)
                                         ASSETS
Current assets:
  Cash and cash equivalents.............................................................   $   4,068   $    18,123
  Accounts receivable -- net............................................................      43,275        37,152
  Inventories...........................................................................       8,565         9,086
  Deferred income taxes.................................................................       4,231            --
  Prepaid income taxes..................................................................          --         3,495
  Other current assets..................................................................       5,549         5,303
                                                                                          -----------  -----------
     Total current assets...............................................................      65,688        73,159
Equity investments......................................................................      36,758        34,693
Note receivable from MHM................................................................      11,500        11,500
Rental equipment -- net.................................................................     106,692       107,914
Property, plant and equipment -- net....................................................      35,523        47,169
Goodwill -- net.........................................................................      40,939        36,865
Net investment in leases................................................................      28,661        16,156
Other assets............................................................................      22,522        23,805
                                                                                          -----------  -----------
Total assets............................................................................   $ 348,283   $   351,261
                                                                                          -----------  -----------
                                                                                          -----------  -----------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to financial institutions...............................................   $   8,166   $     1,434
  Accounts payable......................................................................       7,779         8,757
  Accrued expenses......................................................................      20,637        22,326
  Other current liabilities.............................................................       2,661         2,781
  Current portion of long-term debt.....................................................      11,502        22,217
                                                                                          -----------  -----------
     Total current liabilities..........................................................      50,745        57,515
Senior debt -- recourse.................................................................     121,414       120,162
Senior debt -- nonrecourse..............................................................      26,597        25,382
Subordinated debt.......................................................................      86,229        86,229
Deferred income taxes...................................................................      12,586         9,225
Other liabilities.......................................................................       7,745         8,174
Stockholders' equity....................................................................      42,967        44,574
                                                                                          -----------  -----------
Total liabilities and stockholders' equity..............................................   $ 348,283   $   351,261
                                                                                          -----------  -----------
                                                                                          -----------  -----------

- - ------------------
Note: The balance sheet at September 30, 1993 has been condensed from the audited financial statements at that date.

            See Notes to Condensed Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                             --------------------
                                                                                               1994       1993
                                                                                             ---------  ---------
Cash Flows From Operating Activities:
  Net income (loss)........................................................................  $  (1,088) $   2,842
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities.............................................      6,036      6,039
                                                                                             ---------  ---------
  Net cash provided by operating activities................................................      4,948      8,881
Cash Flows From Investing Activities:
  Proceeds from sale of subsidiaries and assets............................................        944      8,271
  Acquisitions.............................................................................     (2,925)    (1,413)
  Purchase of rental equipment.............................................................     (4,261)    (4,327)
  Purchase of property, plant and equipment................................................     (3,071)    (3,949)
  Other....................................................................................        997        617
                                                                                             ---------  ---------
  Net cash used in investing activities....................................................     (8,316)      (801)
Cash Flows From Financing Activities:
  Borrowings...............................................................................      8,421        148
  Debt repayments..........................................................................    (17,888)   (10,811)
  Dividends................................................................................     (1,352)      (633)
  Proceeds from exercise of stock options..................................................        132        291
                                                                                             ---------  ---------
  Net cash used in financing activities....................................................    (10,687)   (11,005)
                                                                                             ---------  ---------
Decrease in cash and cash equivalents......................................................    (14,055)    (2,925)
Cash and Cash Equivalents:
  Beginning balance........................................................................     18,123      7,025
                                                                                             ---------  ---------
  Ending balance...........................................................................  $   4,068  $   4,100
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Supplemental disclosure of cash flow information:
  Interest paid............................................................................  $  12,503  $  12,609
                                                                                             ---------  ---------
                                                                                             ---------  ---------
  Income taxes refunded....................................................................  $   2,726  $   1,864
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Supplemental disclosure of non-cash investing and financing activities:
  Equipment financed with debt and capital leases..........................................  $   3,914  $  12,450
                                                                                             ---------  ---------
                                                                                             ---------  ---------

            See Notes to Condensed Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of March 31, 1994, the condensed consolidated statements of operations for the three and six months ended March 31, 1994 and 1993, and the condensed consolidated statements of cash flows for the six months then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1994 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1993 Annual Report on Form 10-K. The results of operations for the period ended March 31, 1994 are not necessarily indicative of the operating results for the full year.

NOTE B -- INVENTORIES

     Inventories which consist primarily of parts and supplies are stated at the lower of cost (first-in, first-out method) or market.

NOTE C -- INCOME TAXES

     Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ('SFAS') No. 109, 'Accounting for Income Taxes', which supersedes SFAS No. 96. The Company adopted SFAS No. 96 in fiscal 1990. The effect of the adoption of SFAS No. 109 upon the provision for income taxes was not significant for the three and six months ended March 31, 1994.

NOTE D -- RENTAL EQUIPMENT AND PROPERTY, PLANT AND EQUIPMENT

                                                                               MARCH 31,  SEPTEMBER 30,
                                                                                 1994         1993
                                                                              -----------  -----------
                                                                                   (IN THOUSANDS)
Rental equipment............................................................  $   168,886  $   161,707
Less accumulated depreciation and amortization..............................       62,194       53,793
                                                                              -----------  -----------
                                                                              $   106,692  $   107,914
                                                                              -----------  -----------
                                                                              -----------  -----------
Property, plant and equipment:
  Machinery and equipment...................................................  $    44,236  $    41,369
  Building and improvements.................................................       19,635       31,296
  Land......................................................................        2,200        2,200
                                                                              -----------  -----------
                                                                                   66,071       74,865
Less accumulated depreciation and amortization..............................       30,548       27,696
                                                                              -----------  -----------
                                                                              $    35,523  $    47,169
                                                                              -----------  -----------
                                                                              -----------  -----------

     Depreciation and amortization expense related to rental equipment for the six months ended March 31, 1994 and 1993 was $9,048,000 and $7,501,000, respectively. Depreciation and amortization expense related to property, plant and equipment for the six months ended March 31, 1994 and 1993 was $3,208,000 and $3,115,000, respectively.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE E -- EQUITY INVESTMENTS

     As of March 31, 1994, the Company's ownership interest in NutraMax Products, Inc. and PCI Services, Inc. was 47.7% and 42%, respectively.

     Summarized income statement information for NutraMax and PCI is presented below.

NutraMax Products, Inc.

                                                     THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                                ------------------------------  ------------------------------
                                                   APRIL 2,       MARCH 31,        APRIL 2,       MARCH 31,
                                                     1994            1993            1994            1993
                                                --------------  --------------  --------------  --------------
Net sales.....................................  $   14,977,000  $    8,258,000  $   25,178,000  $   14,872,000
Gross profit..................................       4,628,000       3,519,000       7,888,000       6,224,000
Net income....................................       1,110,000       1,026,000       1,772,000       1,807,000
Company's share of net income.................         530,000         507,000         846,000         896,000

PCI Services, Inc.

                                                 THREE MONTHS ENDED MARCH 31,     SIX MONTHS ENDED MARCH 31,
                                                ------------------------------  ------------------------------
                                                     1994            1993            1994            1993
                                                --------------  --------------  --------------  --------------
Net revenue...................................  $   30,413,000  $   29,784,000  $   58,330,000  $   51,358,000
Gross profit..................................       5,993,000       6,121,000      11,607,000      10,277,000
Net income....................................       1,471,000       1,504,000       2,776,000       2,388,000
Company's share of net income.................         618,000         631,000       1,166,000       1,036,000

NOTE F -- LONG TERM DEBT

     In January 1994, the Company retired $11.6 million of its 6% convertible subordinated debentures representing the remaining outstanding balance.

NOTE G -- SALE OF ASSETS

     In December 1993, the Company recorded a pretax gain of $1.9 million ($1.4 million net of taxes), which is included in 'Other credits', relating to its investment in New West Eyeworks, Inc. which completed an initial public offering in December 1993. In connection with such offering, the Company received cash in the amount of $1.9 million and stock with a fair market value of $1.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the financial condition of the Company as of March 31, 1994 compared with September 30, 1993 and its results of operations for the three and six months ended March 31, 1994 and 1993. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's Annual Report on Form 10-K (pages 11-17) to which the reader is directed for additional information.

     Prior year segment information has been restated to conform to the present year presentation.

RESULTS OF OPERATIONS

Second Quarter 1994 Compared with Second Quarter 1993

     Revenues were $45.0 million for the second quarter of fiscal 1994, as compared to $45.6 million in the prior year quarter. MEDIQ/PRN's revenues were $20.9 million, as compared to 1993 revenues of $20.8 million. MEDIQ/PRN continued expansion into the home healthcare and alternative care markets resulting in higher revenues from these activities which were offset by decreased revenues from acute care hospitals as a result of softness in that sector of the industry. Revenues from the Diagnostic Imaging Services Group increased to $11.9 million, as compared to $11.7 million in the prior year quarter. This segment experienced an increase in procedures, particularly ultrasound and nuclear imaging services, as a result of geographic expansion through acquisitions, while reductions in third party reimbursement rates adversely impacted revenues for the quarter. Revenues from MEDIQ Equipment and Maintenance Services increased 21% to $5.0 million as a result of continued growth in its Asset Management Program and new services for MRI equipment. Revenues from the Company's other operating activities decreased to $6.5 million in the current quarter, as compared to $8.2 million in the prior year quarter, primarily attributable to divestitures in 1993.

     Operating income decreased to $5.1 million, or 11% of revenues for the second quarter of fiscal 1994, as compared to $5.5 million, or 12% of revenues in the prior year quarter. The decrease in operating income was primarily attributable to the Diagnostic Imaging Services Group. This segment's operating income decreased $1.9 million reflecting additional costs associated with increased volume combined with reductions in reimbursement rates. The Company has taken steps to offset the decrease in operating margins by expanding into new geographic areas, entering new market segments and adding to its product line. MEDIQ/PRN's operating income decreased $.3 million as a result of lower revenues from acute care hospitals and increased operating and depreciation expenses. Operating income from MEDIQ Equipment and Maintenance Services increased to $.1 million, as compared to a loss of $.3 million in the prior year quarter, as a result of increased revenues associated with its Asset Management Program and new services for MRI equipment. Operating income increased by $.3 million from other operating activities as a result of the elimination of losses associated with operations sold in 1993 and $.8 million related to reductions in parent company overhead.

     Interest expense increased 2% to $5.9 million for the second quarter of fiscal 1994 from $5.8 million as a result of increased borrowings associated with the expansion of MEDIQ/PRN and the Diagnostic Imaging Services Group.

     Pretax income from continuing operations was $.7 million for the second quarter of fiscal 1994, as compared to $1.0 million in the prior year quarter.

     The Company's equity in earnings of its unconsolidated subsidiaries, PCI and NutraMax, was $1.1 million, consistent with the prior year quarter.

Six Months Ended March 31, 1994 Compared with Six Months Ended March 31, 1993

     Revenues were $85.4 million for the six months ended March 31, 1994, as compared to $91.7 million in the prior year period. MEDIQ/PRN's revenues were $39.8 million, a decrease of $.8 million from the corresponding period in 1993. The decrease was primarily attributable to decreased revenues from acute care hospitals as a result of softness in that sector of the industry, which has been mitigated by continued expansion into the home healthcare and alternative care markets. Revenues from the Diagnostic Imaging Services Group increased marginally to $22.1 million. This segment experienced an increase in procedures, particularly ultrasound and nuclear imaging services, as a result of geographic expansion through acquisitions, while reductions in third party reimbursement rates adversely impacted revenues. Revenues from MEDIQ Equipment and Maintenance Services increased 16% to $9.6 million as a result of continued growth in its Asset Management Program and new services for MRI equipment. Revenues from the Company's other operating activities decreased to $12.7 million in the current period, as compared to $19.7 million in the prior year period, primarily attributable to divestitures in 1993.

     Operating income decreased to $6.3 million, or 7% of revenues, for the current period, as compared to $10.6 million, or 12% of revenues, in the prior year period. The decrease in operating income was primarily attributable to the Diagnostic Imaging Services Group and MEDIQ/PRN. Operating income from the Diagnostic Imaging Services Group decreased $3.6 million reflecting additional costs associated with increased volume combined with reductions in reimbursement rates. MEDIQ/PRN's operating income decreased $2.6 million as a result of lower revenues from acute care hospitals and increased operating and depreciation expenses. Operating income from MEDIQ Equipment and Maintenance Services increased to $.1 million, as compared to a loss of $.7 million in the prior year period, as a result of increased revenues associated with its Asset Management Program and new services for MRI equipment. Operating income from other operating activities increased to $.3 million primarily as a result of the elimination of losses associated with operations sold in 1993.

     Interest expense increased 4% to $12.1 million for the current period from $11.6 million as a result of increased borrowings associated with the expansion of MEDIQ/PRN and the Diagnostic Imaging Services Group.

     The pretax loss from continuing operations was $1.0 million for the six months ended March 31, 1994, as compared to income of $3.7 million in the prior year period. In December 1993, the Company recorded a pretax gain of $1.9 million ($1.4 million net of taxes) relating to its investment in New West Eyeworks, Inc. which completed an initial public offering in December 1993. In connection with such offering, the Company received cash in the amount of $1.9 million and stock with a fair market value of $1.0 million. Pretax income in the prior year included income of $2.2 million, representing an equity participation related to the issuance of common stock by PCI.

     The Company's equity in earnings of its unconsolidated subsidiaries, PCI and NutraMax, was $2.0 million, as compared to $1.9 million in the prior period.

INCOME TAXES

     The Company's effective tax rate was disproportionate compared to the statutory rate as a result of goodwill amortization, earnings of the Company's equity investments and the non-recognition of certain operating losses for state income tax purposes.

     Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ('SFAS') No. 109, 'Accounting for Income Taxes', which supersedes SFAS No. 96. The Company adopted SFAS No. 96 in fiscal 1990. The effect of the adoption of SFAS No. 109 upon the provision for income taxes was not significant for the three and six month periods ended March 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $4.9 million for the six months ended March 31, 1994, as compared to $8.9 million in the prior year period. The decrease was primarily a result of lower earnings in the current period. As of March 31, 1994, working capital was $14.9 million, including cash and cash equivalents of $4.1 million, as compared to working capital of $15.6 million as of

September 30, 1993. As of March 31, 1994, the Company had $8.2 million outstanding under lines of credit totalling $14.0 million.

     Net cash used in investing activities was $8.3 million for the six months ended March 31, 1994. Expenditures for acquisitions totalled $2.9 million, of which $1.6 million related to expansion of the Diagnostic Imaging Services Group with the balance attributable to an acquisition by MEDIQ/PRN. Capital expenditures totalled $11.2 million, of which $3.9 million were financed with long-term debt.

     Net cash used in financing activities was $10.7 million for the six months ended March 31, 1994, and consisted of borrowings of $8.4 million, offset by repayments of notes payable and long-term debt of $17.9 million, including $11.8 million of 6% convertible subordinated debentures representing the principal balance outstanding as of their maturity in January 1994 and accrued interest. In addition, the Company paid quarterly cash dividends totalling $1.4 million for the six months ended March 31, 1994.

     The Company believes that its existing working capital, anticipated funds to be generated from operations and the sale of assets, together with existing credit facilities will be sufficient to meet anticipated operating and capital needs. Depending upon future growth of the Company's core businesses, additional financing may be required.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 1994

PART II. OTHER INFORMATION

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                        ---------------
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
(a)        Exhibits:
           Exhibit 11 -- Computation of Net Income Per Share..........................................            14

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 1994

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          __________MEDIQ Incorporated__________
                                                       (Registrant)

  May 13, 1994
     (Date)
                                           _______/s/ Michael F. Sandler_______
                                           Michael F. Sandler
                                           Senior Vice President-Finance
                                           and Chief Financial Officer