Form 10-Q
period 1994-06-30
MEDIQ INC
filed 1994-08-15
CIK 350920

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

For the quarterly period ended: June 30, 1994    Commission File Number: 1-8147

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

     As of August 5, 1994, there were 17,729,014 shares of Common Stock, par value $1.00 per share and 6,417,688 shares of Preferred Stock, par value $.50 per share, outstanding.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          QUARTER ENDED JUNE 30, 1994

PART I. FINANCIAL INFORMATION:


ITEM 1.    FINANCIAL STATEMENTS.
           Condensed Consolidated Statements of Operations --
             Three and Nine Months ended June 30, 1994 and 1993
             (Unaudited)..................................................................................      4
           Condensed Consolidated Balance Sheets --
             June 30, 1994 (Unaudited) and September 30, 1993.............................................      5
           Condensed Consolidated Statements of Cash Flows--
             Nine Months ended June 30, 1994 and 1993
             (Unaudited)..................................................................................      6
           Notes to Condensed Consolidated Financial
             Statements (Unaudited).......................................................................    7-9

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................................   10-13

PART II. OTHER INFORMATION:

ITEM 5.    OTHER INFORMATION..............................................................................     14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...............................................................     18

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          QUARTER ENDED JUNE 30, 1994

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                        JUNE 30,                JUNE 30,
                                                                  --------------------  ------------------------
                                                                    1994       1993        1994         1993
                                                                  ---------  ---------  -----------  -----------
Revenues........................................................  $  43,043  $  42,902  $   128,490  $   134,599
Costs and expenses:
  Operating.....................................................     22,553     20,930       65,543       67,412
  Selling and administrative....................................     12,656     11,336       34,991       34,072
  Depreciation and amortization.................................      7,091      6,112       20,875       17,942
                                                                  ---------  ---------  -----------  -----------
                                                                     42,300     38,378      121,409      119,426
                                                                  ---------  ---------  -----------  -----------
Operating income................................................        743      4,524        7,081       15,173
Other (charges) credits:
  Interest expense..............................................     (6,077)    (5,773)     (18,212)     (17,399)
  Equity in earnings of unconsolidated subsidiaries.............      1,044      1,337        3,056        3,269
  Equity participation..........................................         63      1,073          116        3,383
  Other -- net..................................................        339         91        3,074          518
                                                                  ---------  ---------  -----------  -----------
Income (loss) from continuing operations before income tax
expense (benefit) and extraordinary charge......................     (3,888)     1,252       (4,885)       4,944
Income tax expense (benefit)....................................     (1,039)       284         (948)       1,485
                                                                  ---------  ---------  -----------  -----------
Income (loss) from continuing operations........................     (2,849)       968       (3,937)       3,459
Income from discontinued operations.............................         --        149           --          838
Extraordinary charge -- early retirement of debt................         --       (615)          --         (953)
                                                                  ---------  ---------  -----------  -----------
Net income (loss)...............................................  $  (2,849) $     502  $    (3,937) $     3,344
                                                                  =========  =========  ===========  ===========
Earnings per share:
  Income (loss) from continuing operations......................  $    (.12) $     .04  $      (.16) $       .14
  Income from discontinued operations...........................         --        .01           --          .04
  Extraordinary charge -- early retirement of debt..............         --       (.03)          --         (.04)
                                                                  ---------  ---------  -----------  -----------
  Net income (loss).............................................  $    (.12) $     .02  $      (.16) $       .14
                                                                  =========  =========  ===========  ===========
Weighted average shares outstanding.............................     24,418     24,117       24,373       24,285
                                                                  =========  =========  ===========  ===========

            See Notes to Condensed Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                           JUNE 30,     SEPT. 30,
                                                                                             1994         1993
                                                                                          -----------  -----------
                                                                                          (UNAUDITED)  (SEE NOTE)
                                         ASSETS
Current assets:
  Cash and cash equivalents.............................................................   $   5,394   $    18,123
  Accounts receivable -- net............................................................      40,325        37,152
  Inventories...........................................................................       8,064         9,086
  Deferred income taxes.................................................................       4,177            --
  Prepaid income taxes..................................................................          --         3,495
  Other current assets..................................................................       7,814         5,303
                                                                                          -----------  -----------
     Total current assets...............................................................      65,774        73,159
Equity investments......................................................................      37,864        34,693
Note receivable from MHM................................................................      11,500        11,500
Rental equipment -- net.................................................................     104,635       107,914
Property, plant and equipment -- net....................................................      36,792        47,169
Goodwill -- net.........................................................................      42,101        36,865
Net investment in leases................................................................      28,552        16,156
Other assets............................................................................      18,914        23,805
                                                                                          -----------  -----------
Total assets............................................................................   $ 346,132   $   351,261
                                                                                          ===========  ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to financial institutions...............................................   $   5,067   $     1,434
  Accounts payable......................................................................       8,496         8,757
  Accrued expenses......................................................................      23,460        22,326
  Other current liabilities.............................................................       1,087         2,781
  Current portion of long-term debt.....................................................      12,072        22,217
                                                                                          -----------  -----------
     Total current liabilities..........................................................      50,182        57,515
Senior debt -- recourse.................................................................     124,280       120,162
Senior debt -- nonrecourse..............................................................      26,699        25,382
Subordinated debt.......................................................................      86,229        86,229
Deferred income taxes.................................................................      11,425         9,225
Other liabilities.....................................................................       7,619         8,174
Stockholders' equity....................................................................      39,698        44,574
                                                                                          -----------  -----------
Total liabilities and stockholders' equity..............................................   $ 346,132   $   351,261
                                                                                          ===========  ===========

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

            See Notes to Condensed Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                             --------------------
                                                                                               1994       1993
                                                                                             ---------  ---------
Cash Flows From Operating Activities:
  Net income (loss)........................................................................  $  (3,937) $   3,344
  Adjustments to reconcile net income (loss) to net cash provided by operating
     activities............................................................................     13,729     10,267
                                                                                             ---------  ---------
  Net cash provided by operating activities................................................      9,792     13,611
Cash Flows From Investing Activities:
  Proceeds from sale of subsidiaries and assets............................................      1,089      9,575
  Acquisitions.............................................................................     (3,808)    (1,413)
  Purchase of rental equipment.............................................................     (5,415)    (8,239)
  Purchase of property, plant and equipment................................................     (1,126)    (4,486)
  Proceeds from sale of investments........................................................      1,948         --
  Other....................................................................................      1,243      1,037
                                                                                             ---------  ---------
  Net cash used in investing activities....................................................     (6,069)    (3,526)
Cash Flows From Financing Activities:
  Borrowings...............................................................................     11,369        148
  Debt repayments..........................................................................    (26,298)   (12,203)
  Dividends................................................................................     (1,921)    (1,267)
  Proceeds from exercise of stock options..................................................        398        366
                                                                                             ---------  ---------
  Net cash used in financing activities....................................................    (16,452)   (12,956)
                                                                                             ---------  ---------
Decrease in cash and cash equivalents......................................................    (12,729)    (2,871)
Cash and Cash Equivalents:
  Beginning balance........................................................................     18,123      7,025
                                                                                             ---------  ---------
  Ending balance...........................................................................  $   5,394  $   4,154
                                                                                             =========  =========
Supplemental disclosure of cash flow information:
  Interest paid............................................................................  $  15,555  $  16,362
                                                                                             =========  =========
  Income taxes refunded....................................................................  $   2,715  $     943
                                                                                             =========  =========
Supplemental disclosure of non-cash investing and financing activities:
  Equipment financed with debt and capital leases..........................................  $   8,563  $  16,590
                                                                                             =========  =========
  Liabilities assumed/incurred in connection with acquisitions.............................  $   7,663  $      --
                                                                                             =========  =========

            See Notes to Condensed Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of June 30, 1994, the condensed consolidated statements of operations for the three and nine months ended June 30, 1994 and 1993, and the condensed consolidated statements of cash flows for the nine months then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1994 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1993 Annual Report on Form 10-K. The results of operations for the period ended June 30, 1994 are not necessarily indicative of the operating results for the full year.

NOTE B -- INVENTORIES

     Inventories which consist primarily of parts and supplies are stated at the lower of cost (first-in, first-out method) or market.

NOTE C -- INCOME TAXES

     Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ('SFAS') No. 109, 'Accounting for Income Taxes', which supersedes SFAS No. 96. The Company adopted SFAS No. 96 in fiscal 1990. The effect of the adoption of SFAS No. 109 upon the provision for income taxes was not significant for the three and nine month periods ended June 30, 1994.

NOTE D -- RENTAL EQUIPMENT AND PROPERTY, PLANT AND EQUIPMENT

                                                                       JUNE 30,    SEPTEMBER 30,
                                                                         1994          1993
                                                                      -----------  -------------
                                                                            (IN THOUSANDS)
Rental equipment....................................................  $   171,255   $   161,707
Less accumulated depreciation and amortization......................       66,620        53,793
                                                                      -----------  -------------
                                                                      $   104,635   $   107,914
Property, plant and equipment:
  Machinery and equipment...........................................  $    45,907   $    41,369
  Building and improvements.........................................       20,028        31,296
  Land..............................................................        2,200         2,200
                                                                      -----------  -------------
                                                                           68,135        74,865
Less accumulated depreciation and amortization......................       31,343        27,696
                                                                      -----------  -------------
                                                                      $    36,792   $    47,169
                                                                      ===========  ============

     Depreciation and amortization expense related to rental equipment for the nine months ended June 30, 1994 and 1993 was $13,630,000 and $11,282,000,
respectively. Depreciation and amortization expense related to property, plant and equipment for the nine months ended June 30, 1994 and 1993 was $4,898,000 and $4,804,000, respectively.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE E -- EQUITY INVESTMENTS

     As of June 30, 1994, the Company's ownership interest in NutraMax Products, Inc. and PCI Services, Inc. was 47.4% and 42%, respectively.

     Summarized income statement information for NutraMax and PCI is presented below.

NUTRAMAX PRODUCTS, INC.

                                          THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                     ------------------------------  ------------------------------
                                        JULY 2,         JUNE 30,        JULY 2,         JUNE 30,
                                          1994            1993            1994            1993
                                     --------------  --------------  --------------  --------------
Net sales..........................  $   15,399,000  $    7,608,000  $   40,577,000  $   22,480,000
Gross profit.......................       4,808,000       2,958,000      12,696,000       9,182,000
Net income.........................       1,185,000       1,121,000       2,957,000       2,928,000
Company's share of net income......         562,000         546,000       1,409,000       1,442,000

PCI SERVICES, INC.

                                      THREE MONTHS ENDED JUNE 30,      NINE MONTHS ENDED JUNE 30,
                                     ------------------------------  ------------------------------
                                          1994            1993            1994            1993
                                     --------------  --------------  --------------  --------------
Net revenue........................  $   31,427,000  $   29,026,000  $   89,757,000  $   80,384,000
Gross profit.......................       6,364,000       6,566,000      17,971,000      16,843,000
Net income.........................       1,146,000       1,883,000       3,922,000       4,271,000
Company's share of net income......         482,000         791,000       1,647,000       1,827,000

NOTE F -- LONG TERM DEBT

     In January 1994, the Company retired $11.6 million of its 6% convertible subordinated debentures representing the remaining outstanding balance.

     The indenture pursuant to which the Company's 7 1/4% Convertible Subordinated Debentures due 2006 were issued contains a provision requiring the Company to offer to repurchase 15% of the outstanding debentures if the Company's 'net worth' (as defined in the indenture), as of the last day of two consecutive fiscal quarters, is $40.0 million or less. The Company's net worth as of June 30, 1994 was $39.7 million. Should the Company's net worth not exceed $40.0 million at September 30, 1994, the Company would be required to make an offer to repurchase 15%, or $11.3 million of the debentures.
Under the terms of the indenture, the repurchase obligation which would otherwise be required is deemed to be satisfied to the extent of debentures previously retired by the Company. In fiscal 1988, the Company repurchased and retired $23.3 million principal amount of debentures. In addition, based upon anticipated results of operations and asset sales, the Company does not anticipate that the Company's net worth will be less than $40.0 million as of September 30, 1994.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE G -- SALE OF ASSETS

     In December 1993, the Company recorded a pretax gain of $1.9 million ($1.4 million net of taxes), which is included in 'Other credits', as a result of the sale of a portion of its investment in New West Eyeworks, Inc. which completed an initial public offering in December 1993. In connection with such offering, the Company received cash in the amount of $1.9 million and stock with a fair market value of $1.0 million.

NOTE H -- SUBSEQUENT EVENT

     On August 4, 1994, the Company completed the merger of its subsidiary, MEDIQ Equipment and Maintenance Services, Inc. and a subsidiary of MMI Medical, Inc. ('MMI') (NASDAQ:MMIM). Under the terms of the merger agreement, the Company received 2,050,000 shares of MMI common stock, representing approximately a 40% equity interest in MMI, and warrants to purchase at $6.25 per share an additional 325,000 shares of MMI common stock. It is anticipated that the Company will distribute the 2,050,000 shares of MMI common stock to its shareholders in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the financial condition of the Company as of June 30, 1994 compared with September 30, 1993 and its results of operations for the three and nine months ended June 30, 1994 and 1993. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's Annual Report on Form 10-K (pages 11-17) to which the reader is directed for additional information.

     Prior year segment information has been restated to conform to the present year presentation.

RESULTS OF OPERATIONS

     On August 4, 1994, the Company completed the merger of its subsidiary, MEDIQ Equipment and Maintenance Services, Inc. ('MEMS') and a subsidiary of MMI Medical, Inc. ('MMI'). Under the terms of the merger agreement, the Company received 2,050,000 shares of MMI common stock, representing approximately a 40% equity interest in MMI, and warrants to purchase at $6.25 per share an additional 325,000 shares of MMI common stock. It is anticipated that the Company will distribute the 2,050,000 shares of MMI common stock to MEDIQ stockholders in the future. From the date of the merger, the operations of MEMS will not be included in the Company's results of operations. Instead, the Company will include its 40% share of MMI's earnings as part of the Company's equity in the earnings of unconsolidated subsidiaries in the Company's results of operations. The merger of MEMS and MMI is not anticipated to have a material impact on the Company's results of operations or cash flows.

Third Quarter 1994 Compared with Third Quarter 1993

     Revenues were $43.0 million for the third quarter of fiscal 1994, as compared to $42.9 million in the prior year quarter. MEDIQ/PRN's revenues were $18.1 million, as compared to 1993 revenues of $18.9 million. MEDIQ/PRN continued expansion into the home healthcare, nursing home and alternative care markets resulting in higher revenues from these activities which were offset by decreased revenues from acute care hospitals as a result of softness in that sector of the industry. Revenues from the Diagnostic Imaging Services Group increased to $12.8 million, as compared to $12.1 million in the prior year quarter. This segment experienced an increase in procedures, particularly ultrasound and nuclear imaging services, as a result of geographic expansion through acquisitions, while reductions in third party reimbursement rates adversely impacted revenues for the quarter. Revenues from MEMS increased 7% to $4.5 million as a result of continued growth in its Asset Management
Program and new services for MRI equipment. Revenues from the Company's other operating activities were consistent with the prior year quarter at $7.0 million.

     Operating income decreased to $.7 million, or 2% of revenues for the third quarter of fiscal 1994, as compared to $4.5 million, or 11% of revenues in the prior year quarter. The decrease in operating income was primarily attributable to the Diagnostic Imaging Services Group and MEDIQ/PRN. The Diagnostic Imaging Services Group's operating income decreased $2.2 million reflecting additional bad debt reserves and additional costs associated with increased volume combined with reductions in reimbursement rates. The Company has taken steps to offset the decrease in operating margins by expanding into new geographic areas, entering new market segments and adding to its product line. MEDIQ/PRN's operating income decreased $1.8 million as a result of lower revenues from acute care hospitals and increased operating and depreciation expenses.
The operating loss from MEMS decreased to $.2 million, as compared to $.3 million in the prior year quarter, as a result of increased revenues associated with its Asset Management Program and new services for MRI equipment. Operating income increased by $.3 million as a result of reductions in parent company overhead.

     Interest expense increased 5% to $6.1 million for the third quarter of fiscal 1994 from $5.8 million as a result of increased borrowings associated with the expansion of MEDIQ/PRN and the Diagnostic Imaging Services Group.

     The pretax loss from continuing operations was $3.9 million for the third quarter of fiscal 1994, as compared to income of $1.3 million in the prior year quarter. The prior year quarter included $1.1 million of income related to the issuance of common stock by NutraMax in connection with an acquisition in June 1993.

     The Company's equity in earnings of its unconsolidated subsidiaries, PCI and NutraMax, decreased to $1.0 million from $1.3 million in the prior year quarter.

Nine Months Ended June 30, 1994 Compared with Nine Months Ended June 30, 1993

     Revenues were $128.5 million for the nine months ended June 30, 1994, as compared to $134.6 million in the prior year period. MEDIQ/PRN's revenues were $57.9 million, a decrease of $1.6 million from the corresponding period in 1993. The decrease was primarily attributable to decreased revenues from acute care hospitals as a result of softness in that sector of the industry, which has been mitigated by continued expansion into the home healthcare, nursing home and alternative care markets. Revenues from the Diagnostic Imaging Services Group increased $.9 million to $35.0 million. This segment experienced an increase in procedures, particularly ultrasound and nuclear imaging services, as a result of geographic expansion through acquisitions, while reductions in third party reimbursement rates adversely impacted revenues. Revenues from MEMS increased 13% to $14.0 million as a result of continued growth in its Asset Management Program and new services for MRI equipment, partially offset by decreased CT revenues. Revenues from the Company's other operating activities decreased to $19.7 million in the current period, as compared to $26.6 million in the prior year period, primarily attributable to divestitures in 1993.

     Operating income decreased to $7.1 million, or 6% of revenues, for the current period, as compared to $15.2 million, or 11% of revenues, in the prior year period. The decrease in operating income was primarily attributable to the Diagnostic Imaging Services Group and MEDIQ/PRN. Operating income from the Diagnostic Imaging Services Group decreased $5.8 million reflecting additional bad debt reserves and additional costs associated with increased volume combined with reductions in reimbursement rates. MEDIQ/PRN's operating income decreased $4.3 million as a result of lower revenues from acute care hospitals and increased operating and depreciation expenses. The operating loss from MEMS decreased $.9 million to $.1 million, as a result of increased revenues associated with its Asset Management Program and new services for MRI equipment. Operating income from other operating activities decreased to $.7 million primarily as a result of delays in the start of several new development projects at Medifac partially offset by the elimination of losses associated with operations sold in 1993. Operating income increased by $.5 million as a result of reductions in parent company overhead.

     Interest expense increased 5% to $18.2 million for the current period from $17.4 million as a result of increased borrowings associated with the expansion of MEDIQ/PRN and the Diagnostic Imaging Services Group.

     The pretax loss from continuing operations was $4.9 million for the nine months ended June 30, 1994, as compared to income of $4.9 million in the prior year period. In December 1993, the Company recorded a pretax gain of $1.9 million ($1.4 million net of taxes) as a result of the sale of a portion of its investment in New West Eyeworks, Inc. which completed an initial public offering in December 1993. In connection with such offering, the Company received cash in the amount of $1.9 million and stock with a fair market value of $1.0 million. Pretax income in the prior year included income of $3.4 million, representing an equity participation related to the issuance of common stock by PCI in December 1992 and NutraMax in June 1993.

     The Company's equity in earnings of its unconsolidated subsidiaries, PCI and NutraMax, was $3.1 million, as compared to $3.3 million in the prior period.

INCOME TAXES

     The Company's effective tax rate was disproportionate as compared to the statutory rate as a result of goodwill amortization, earnings of the Company's equity investments and the non-recognition of certain operating losses for state income tax purposes.

     Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ('SFAS') No. 109, 'Accounting for Income Taxes', which supersedes SFAS No. 96. The Company adopted SFAS No. 96 in fiscal 1990. The effect of the adoption of SFAS No. 109 upon the provision for income taxes was not significant for the three and nine month periods ended June 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $9.8 million for the nine months ended June 30, 1994, as compared to $13.6 million in the prior year period. The decrease was primarily a result of lower earnings in the current period. As of June 30, 1994, working capital was $15.6 million, including cash and cash equivalents of $5.4 million, and availability under lines of credit totalled approximately $9 million.

     Net cash used in investing activities was $6.1 million for the nine months ended June 30, 1994. Expenditures for acquisitions totalled $3.8 million, of which $2.8 million related to expansion of the Diagnostic Imaging Services Group with the balance attributable to an acquisition by MEDIQ/PRN. Capital expenditures totalled $15.1 million, of which $8.6 million were financed with long-term debt and capital leases.

     Net cash used in financing activities was $16.5 million for the nine months ended June 30, 1994, and consisted of borrowings of $11.4 million, offset by repayments of notes payable and long-term debt of $26.3 million, including $11.8 million of 6% convertible subordinated debentures representing the principal balance outstanding as of their maturity in January 1994 and accrued interest. In addition, the Company paid quarterly cash dividends totalling $1.9 million for the nine months ended June 30, 1994.

     The indenture pursuant to which the Company's 7 1/4% Convertible Subordinated Debentures due 2006 were issued contains a provision requiring the Company to offer to repurchase 15% of the outstanding debentures if the Company's 'net worth' (as defined in the indenture), as of the last day of two consecutive fiscal quarters, is $40.0 million or less. The Company's net worth as of June 30, 1994 was $39.7 million. Should the Company's net worth not exceed $40.0 million at September 30, 1994, the Company would be required to make an offer to repurchase 15%, or $11.3 million of the debentures.
Under the terms of the indenture, the repurchase obligation which would otherwise be required is deemed to be satisfied to the extent of debentures previously retired by the Company. In fiscal 1988, the Company repurchased and retired $23.3 million principal amount of debentures. In addition, based upon anticipated results of operations and asset sales, the Company does not anticipate that the Company's net worth will be less than $40.0 million as of September 30, 1994.

     The Company believes that its existing working capital, anticipated funds to be generated from operations and the sale of assets, together with existing credit facilities will be sufficient to meet anticipated operating and capital needs. Depending upon future growth of the Company's core businesses, additional financing may be required.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          QUARTER ENDED JUNE 30, 1994

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     On August 4, 1994, the Company completed the merger of its subsidiary, MEDIQ Equipment and Maintenance Services, Inc. ('MEMS') and a subsidiary of MMI Medical, Inc. ('MMI'). Under the terms of the merger agreement, the Company received 2,050,000 shares of MMI common stock, representing approximately a 40% equity interest in MMI, and warrants to purchase at $6.25 per share an additional 325,000 shares of MMI common stock. It is anticipated that the Company will distribute the 2,050,000 shares of MMI common stock to MEDIQ stockholders in the future. From the date of the merger, the Company will include its 40% share of MMI's earnings as part of the Company's equity in the earnings of unconsolidated subsidiaries in the Company's results of operations.

     The undersigned registrant hereby files the required pro forma financial information pursuant to Item 7(b) of its Form 8-K requirements as related to the merger of its subsidiary.

     The following unaudited pro forma condensed consolidated statements of operations of the Company for the nine month period ended June 30, 1994 and the year ended September 30, 1993 give effect to the merger of MEMS and MMI as if it occurred at the beginning of fiscal 1993. The pro forma condensed consolidated balance sheet of the Company as of June 30, 1994 gives effect to the merger as if it occurred on that date.

     The pro forma financial information does not necessarily reflect the results of operations or the financial position of the Company which would have actually resulted had the event referred to above, or in the notes to the pro forma financial information, been consummated as of the dates indicated.

                               MEDIQ INCORPORATED
         UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        NINE MONTHS ENDED JUNE 30, 1994
                                 (in thousands)

                                                                   MEDIQ       LESS:       PRO FORMA       MEDIQ
                                                                HISTORICAL     MEMS(3)    ADJUSTMENTS     PRO FORMA
                                                                -----------  ---------  ---------------  -----------

Revenues......................................................  $   128,490  $  14,008                   $   114,482

Costs and expenses:

  Operating...................................................       65,543     11,355                        54,188

  Selling and administrative..................................       34,991      1,650                        33,341

  Depreciation and amortization...............................       20,875      1,114                        19,761
                                                                -----------  ---------                   -----------

                                                                    121,409     14,119                       107,290
                                                                -----------  ---------                   -----------

Operating income..............................................        7,081       (111)                        7,192

Other (charges) credits:

  Interest expense............................................      (18,212)      (166)                      (18,046)

  Equity in earnings of unconsolidated subsidiaries...........        3,056         --           200(1)        3,256

  Equity participation........................................          116         --                           116

  Other -- net................................................        3,074         --                         3,074
                                                                -----------  ---------                   -----------

Income (loss) from continuing operations before income tax
  expense (benefit)...........................................       (4,885)      (277)                       (4,408)

Income taxes (benefit)........................................         (948)       (86)           14(2)         (848)
                                                                -----------  ---------                   -----------

Income (Loss) from continuing operations......................  $    (3,937) $    (191)                  $    (3,560)
                                                                ===========  =========                   ===========

Earnings (Loss) per share from continuing operations..........  $     (0.16)                             $     (0.15)
                                                                ===========                              ===========

Weighted average shares outstanding...........................       24,373                                   24,373
                                                                ===========                              ===========

Notes to Pro Forma Adjustments:

(1) Represents the Company's 40% equity in earnings of MMI. MMI's earnings were based on unaudited information for the nine months ended April 1994, adjusted to include MEMS' net loss of $191.000. Anticipated reductions in expenses derived by economies of scale were not reflected in the Company's 40% equity interest in MMI.
(2) Represents the tax provision related to the Company's equity in earnings of MMI.
(3) Obtained from MEMS' unaudited interim financial statements.

                               MEDIQ INCORPORATED
         UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1993
                                 (in thousands)

                                                                   MEDIQ       LESS:       PRO FORMA      MEDIQ
                                                                HISTORICAL     MEMS(3)    ADJUSTMENTS    PRO FORMA
                                                                -----------  ---------  -------------  -----------
Revenues......................................................  $   174,834  $  16,875                 $   157,959
Costs and expenses:
  Operating...................................................       88,158     14,561                      73,597
  Selling and administrative..................................       46,231      2,370                      43,861
  Depreciation and amortization...............................       24,979      1,224                      23,755
                                                                -----------  ---------                 -----------
                                                                    159,368     18,155                     141,213
                                                                -----------  ---------                 -----------
Operating income..............................................       15,466     (1,280)                     16,746
Other (charges) credits:
  Interest expense............................................      (23,347)      (264)                    (23,083)
  Equity in earnings of unconsolidated subsidiaries...........        4,343         --          655(1)       4,998
  Equity participation........................................        3,519         --                       3,519
  Other -- net................................................        2,009         --                       2,009
                                                                -----------  ---------                 -----------
Income (loss) from continuing operations before income tax
expense (benefit).............................................        1,990     (1,544)                      4,189
Income taxes (benefit)........................................       (1,624)      (506)          45(2)      (1,073)
                                                                -----------  ---------                 -----------
Income (Loss) from continuing operations......................  $     3,614  $  (1,038)                $     5,262
                                                                ===========  =========                 ===========
Earnings per share from continuing operations.................  $      0.15                            $      0.22
                                                                ===========                            ===========
Weighted average shares outstanding...........................       24,366                                 24,366
                                                                ===========                            ===========

Notes to Pro Forma Adjustments:
(1) Represents the Company's 40% equity in earnings of MMI. MMI's earnings were based on unaudited information for the twelve months ended July 1993, adjusted to include MEMS' net loss of $1,038,000. Anticipated reductions in expenses derived by economies of scale were not reflected in the Company's 40% equity interest in MMI.
(2) Represents the tax provision related to the Company's equity in earnings of MMI.
(3) Obtained from MEMS' audited financial statements.

                               MEDIQ INCORPORATED
            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1994
                                 (in thousands)

                                                                   MEDIQ       LESS       PRO FORMA      MEDIQ
                                                                HISTORICAL     MEMS(2)   ADJUSTMENTS    PRO FORMA
                                                                -----------  ---------  -------------  -----------
Assets:
Current Assets
  Cash and cash equivalents...................................  $     5,394  $     550                 $     4,844
  Accounts receivable -- net..................................       40,325      1,630                      38,695
  Inventories.................................................        8,064      5,871                       2,193
  Deferred income taxes.......................................        4,177        825                       3,352
  Other current assets........................................        7,814        152                       7,662
                                                                -----------  ---------                 -----------
     Total current assets.....................................       65,774      9,028                      56,746
Equity investments............................................       37,864         --        9,517(1)      47,381
Note receivable from MHM......................................       11,500         --                      11,500
Rental equipment -- net.......................................      104,635         --                     104,635
Property, plant and equipment -- net..........................       36,792      3,469                      33,323
Goodwill -- net...............................................       42,101      1,097                      41,004
Net investment in leases......................................       28,552         --                      28,552
Other assets..................................................       18,914      1,011                      17,903
                                                                -----------  ---------                 -----------
Total Assets..................................................  $   346,132  $  14,605                 $   341,044
                                                                ===========  =========                 ===========
Liabilities and Stockholders' Equity:
Current Liabilities
  Notes payable to financial institutions.....................  $     5,067         --                 $     5,067
  Accounts payable............................................        8,496      1,405                       7,091
  Accrued expenses............................................       23,460      1,109                      22,351
  Other current liabilities...................................        1,087        160                         927
  Current portion of long term debt...........................       12,072        801                      11,271
                                                                -----------  ---------                 -----------
     Total current liabilities................................       50,182      3,475                      46,707
Senior debt -- recourse.......................................      124,280      1,308                     122,972
Senior debt -- nonrecourse....................................       26,699         --                      26,699
Subordinated debt.............................................       86,229         --                      86,229
Deferred income taxes.........................................       11,425        305                      11,120
Other liabilities.............................................        7,619         --                       7,619
Stockholders' equity..........................................       39,698      9,517        9,517(1)      39,698
                                                                -----------  ---------                 -----------
Total liabilities and stockholders' equity....................  $   346,132  $  14,605                 $   341,044
                                                                ===========  =========                 ===========

Notes to Pro Forma Adjustments:
(1) Reflects the investment in MMI common stock and warrants.
(2) Obtained from unaudited interim financial statements.

                                                                                                           PAGE
                                                                                                          NUMBER
                                                                                                        -----------
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   (a)      Exhibits:

            Exhibit 11 -- Computation of Net Income Per Share                                                   19

            Exhibit 27 -- Financial Data Schedule                                                               20

   (b)      Reports on Form 8-K
            A report on Form 8-K, dated pursuant to Item 5 was filed in May 1994 to announce the executions of the merger agreement for the merger of MEMS and a subsidiary of MMI as described elsewhere herein.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          QUARTER ENDED JUNE 30, 1994

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 1994                     __________MEDIQ Incorporated__________
                                                       (Registrant)

                                           _______/s/ Michael F. Sandler_______
                                           Michael F. Sandler
                                           Senior Vice President-Finance
                                           and Chief Financial Officer