Form 10-K
period 1994-09-30
MEDIQ INC
filed 1995-01-10
CIK 350920

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended: SEPTEMBER 30, 1994     Commission File Number: 1-8147

                               MEDIQ INCORPORATED
             (Exact name of registrant as specified in its charter)


                        DELAWARE                                                 51-0219413
            (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                 Identification No.)

        ONE MEDIQ PLAZA, PENNSAUKEN, NEW JERSEY                                    08110
        (Address of principal executive offices)                                 (Zip Code)

Registrant's telephone number, including area code:  (609) 665-9300

Securities registered pursuant to Section 12(b) of the Act:

                                                                                    NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                                  ON WHICH REGISTERED
- -----------------------------------------------------------------------------  --------------------------------
COMMON STOCK, PAR VALUE $1.00                                                  AMERICAN STOCK EXCHANGE
SERIES A PREFERRED STOCK, PAR VALUE $.50                                       AMERICAN STOCK EXCHANGE
7.25% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2006                             AMERICAN STOCK EXCHANGE
7.5%  EXCHANGEABLE SUBORDINATED DEBENTURES DUE 2003                            AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes __X__ No _____

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 23, 1994:

Common Stock                   $45,000,000
Series A Preferred Stock       $ 3,300,000

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The number of shares outstanding of each of the registrant's classes of stock as of December 23, 1994:

CLASS
- ------------------------------------------------------------------------
Common Stock                                                             17,744,464 Shares
Series A Preferred Stock                                                  6,403,339 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in March 1995 are incorporated by reference into Part III. The Index to Exhibits begins on page 44.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     MEDIQ Incorporated (the 'Company') offers essential healthcare services in a cost effective manner to a variety of healthcare providers facing increasing pressure to reduce costs and allocate capital expenditures efficiently while striving to offer high quality care. Through its principal business, MEDIQ/PRN, the Company responds to the needs of healthcare providers confronting these conflicting pressures.

     On September 30, 1994, the Company acquired the critical care and life support rental equipment of Kinetic Concepts, Inc. ('KCI'), a competitor of MEDIQ/PRN, for a purchase price of approximately $88 million, including transaction costs and the assumption of certain capital lease obligations. The acquisition substantially increased MEDIQ/PRN's rental inventory and solidified the Company's position as the leader in the critical care equipment rental business.

     While focusing its attention on the continued growth of MEDIQ/PRN, the Company continues to pursue the objectives which have guided its recent development. Since 1990, the Company has been implementing a strategic plan to reduce debt at the parent company level, deleverage primarily through divestitures, clarify corporate identity, enhance shareholder value and increase market liquidity. In addition to the expansion of the Company's equipment rental business through the acquisition described above, the Company's efforts have resulted in the following developments:

* January 1991 -- Sale of an optical frame business for $6.7 million.

* June 1991 -- Sale of a financial services organization for $62.2 million.

* August 1991 -- Public offering for NutraMax Products, Inc.

* February 1992 -- Public offering for PCI Services, Inc.

* April 1992 -- Sale of a sub-acute care service manager for $5.4 million.

* May 1992 -- MEDIQ/PRN acquisition of ATI Medical, Inc. for $23.9 million in cash and the assumption of debt.

* June 1992 -- Sale of an institutional pharmaceutical supplier for $8.8 million.

* July 1992 -- MEDIQ/PRN debt refinancing with the issuance of $100 million of 11.125% Senior Secured Notes due 1999.

* November 1992 -- Sale of a durable medical equipment business for $5.7 million.

* August 1993 -- Tax-free shareholder distribution of Mental Health Management, Inc.

* August 1994 -- Merger of MEDIQ Equipment and Maintenance Services, Inc. with MMI Medical, Inc.

* September 1994 -- Sale of management contract for kidney stone treatment center for $7 million, including $3 million of contingent consideration.

     The Company is continually striving to maximize shareholder value and as a result may divest subsidiaries or assets in the future. The Company uses various means to enhance and realize value including investing in internal growth, acquiring related businesses, offering shares of its businesses to the public and divesting businesses and business units.

MEDIQ/PRN

     The Company believes that MEDIQ/PRN is the leading supplier of life support and critical care medical equipment on a rental basis in the United States, servicing hospitals, home healthcare providers, nursing homes and alternate care facilities, including sub-acute facilities. MEDIQ/PRN significantly expanded its business on September 30, 1994 with the acquisition of the critical care and life support rental equipment inventory of KCI. MEDIQ/PRN's revenues are expected to increase in fiscal 1995 with the addition of approximately $45 million of incremental rental revenues as a result of the acquisition. MEDIQ/PRN has incorporated the additional equipment into its national distribution system with the addition of six branch offices and moderate increases in personnel, which, together with anticipated rental price increases, are expected to result in increased revenues and enhanced operating margins. The Company believes that the acquisition will enable MEDIQ/PRN to expand its market share in servicing acute care hospitals and the growing sub-acute, nursing home and home healthcare provider markets.

     MEDIQ/PRN rents medical equipment, including adult and infant ventilators, adult, infant, neonatal and fetal monitors, infusion and suction pumps, incubators, infant warmers, pulse oximeters, sequential compression devices and other movable critical care equipment for use in respiratory care, intensive care, labor and delivery, pediatric, neonatal intensive care and other departments of acute care general hospitals and for use in alternate care facilities and by home healthcare providers. MEDIQ/PRN delivers patient-ready equipment to any part of the United States, typically within two hours of a request, 24 hours a day, 365 days a year, through a nationwide network of 85 branch offices.

     MEDIQ/PRN provides essential cost-effective services to its customers. In order to maximize operating efficiency, hospitals often elect to rent medical equipment rather than incur the capital costs required for equipment purchases. In addition, renting patient-ready equipment provides a vital adjunct for a hospital to meet periods of increased patient census without investing capital in stand-by equipment.

     MEDIQ/PRN also provides a Comprehensive Asset Management Program (CAMP), which enables the customer to outsource any element of its equipment management needs, including equipment inventory, personnel, maintenance, documentation and tracking. MEDIQ/PRN can also own all or part of the customer's equipment, eliminating the customer's burdens of ownership, under-utilization and seasonal usage. MEDIQ/PRN's customers also benefit from use of CAMP through reduction of biomedical staff, equipment maintenance expenses and the elimination or reduction of capital expenditures for equipment.

     As healthcare costs have steadily increased and coverage provided by employers and state and Federal governments has decreased, health insurers and managed care providers are encouraging patients to use home healthcare providers and alternate care facilities to meet their medical needs. The Company believes that alternate care and home healthcare providers also benefit from renting rather than investing capital in equipment. As a result, the Company believes that the market for medical equipment rentals to these healthcare providers is growing, and MEDIQ/PRN is actively servicing this market. The Company believes that MEDIQ/PRN is the leading provider of critical care medical equipment rentals to home healthcare providers and alternate care facilities.

     Revenues from MEDIQ/PRN represented 45%, 44% and 31% of MEDIQ's consolidated revenues from continuing operations for 1994, 1993 and 1992, respectively. As a result of the expansion of MEDIQ/PRN's business through the acquisition described above, revenues from MEDIQ/PRN in fiscal 1995 are anticipated to represent a significantly larger percentage of the Company's consolidated revenues.

OTHER OPERATING SUBSIDIARIES

     The Company's Diagnostic Imaging Services Group, consisting of MEDIQ Mobile X-Ray Services, Inc., MEDIQ Imaging Services, Inc. and MEDIQ Diagnostic Centers, provides comprehensive diagnostic imaging service programs to meet the increasing demands of nursing homes, physicians, group practices, clinics and hospitals for cost-effective and convenient access to diagnostic services.
These businesses have expanded in recent years through internal growth and acquisitions, and continue to pursue additional opportunities to broaden geographic and market coverage, customer base and range of services.

      MEDIQ Mobile X-Ray Services, Inc. ('Mobile X-Ray') provides X-ray and EKG services primarily to patients in nursing homes, principally in the New England and Mid-Atlantic states. Most nursing homes do not maintain diagnostic imaging capabilities on-site, choosing instead to allocate resources to their primary care activities. Mobile X-Ray provides nursing home customers with trained technologists and equipment on call. This service also provides an alternative to transporting patients to hospitals or radiologists' offices, which would result in transportation and other costs and could involve health risks related to the movement of the patient. The convenience and cost-effectiveness of Mobile X-Ray's services provide an important alternative for a growing elderly population. Mobile X-Ray's services are billed to third party payors.

     MEDIQ Imaging Services, Inc. ('MEDIQ Imaging') provides mobile and fixed site ultrasound and nuclear imaging services to hospitals, cardiologists, urologists, obstetricians/gynecologists and internists in 22 states. These imaging technologies offer accurate and non-invasive diagnostic procedures and are cost-effective alternatives to exploratory surgery. MEDIQ Imaging provides a convenient alternative to the expense and risks of transporting patients to a hospital. For many physicians and smaller hospitals in rural settings, the cost of maintaining imaging equipment and recruiting, training and maintaining qualified imaging technologists is prohibitive. Through a network of registered technologists, MEDIQ Imaging provides services on a prescheduled daily basis, as needed, in the convenient and familiar surroundings of the healthcare provider's own location. MEDIQ Imaging is a cost-effective alternative to a healthcare provider maintaining its own imaging capabilities. MEDIQ Imaging services are billed to third party payors or hospitals under fee-for-service arrangements.

     MEDIQ Diagnostic Centers ('MDC') provides management and other administrative support services to four freestanding diagnostic imaging centers, all of which provide magnetic resonance imaging services and two of which provide CT scanning, ultrasound, radiography, fluoroscopy and nuclear medicine.

     Revenues from Mobile X-Ray, MEDIQ Imaging and MDC aggregated 29%, 26% and 23% of MEDIQ's consolidated revenues from continuing operations for 1994, 1993 and 1992, respectively.

     Medifac, Inc. ('Medifac') provides integrated healthcare facility programming, planning and development services, including project management, financing, facility master planning, design, architecture, interior design, construction supervision and total project management. Medifac's projects include hospitals, medical office buildings, multi-modality imaging centers and ambulatory service centers.

     MEDIQ Management Services, Inc. ('MEDIQ Management') provides a variety of specialized consulting services to healthcare facilities dealing with development of new services, financial feasibility analysis, strategic planning, preparation of certificate of need applications, facility master planning and analysis of reimbursement issues. MEDIQ Management also manages imaging centers. In September 1994, MEDIQ Management sold its rights under a management contract for a kidney stone treatment center to a regional hospital for $7 million, including $3 million which is contingent upon future earnings. In addition, MEDIQ Management continues to provide certain management services to the center.

     Health Examinetics, Inc. ('Health Examinetics') contracts with corporations, third-party insurance carriers, unions and governments to provide to their clients, members and employees, computerized health testing programs in self-contained mobile units operating throughout the United States. Health testing, quality control, patient scheduling and data processing are performed daily in the mobile medical units and at operational headquarters.

     HealthQuest, Inc. ('HealthQuest'), which was created in November 1993 by the merger of OmniMed Corp. and the Company's MEDIQ Review Services, Inc. subsidiary, is a national managed care company providing case management and utilization review programs to health, auto and workers' compensation insurance companies, third party administrators, self insured businesses, unions and governments.

EQUITY INVESTMENTS

     PCI Services, Inc. ('PCI') (NASDAQ:PCIS) is a leading provider of integrated pharmaceutical packaging services, including blister packaging, bottle filling, pouch filling, strip packaging, capsule filling, the design and production of folding cartons and thermoformed components, and the printing of inserts. At December 20, 1994, the Company owned 2,875,000 shares of PCI common stock, or approximately 47% of the outstanding shares, having an approximate market value of $19.4 million. PCI's stock traded during fiscal 1994 in the range of $6.25 to $12.75 per share.

     NutraMax Products, Inc. ('NutraMax') (NASDAQ:NMPC) is a leading private label health and personal care products company, marketing products in the feminine needs, cough/cold, baby care, ophthalmics and personal care categories. At December 20, 1994, the Company owned 4,037,258 shares of NutraMax common stock, or approximately 47% of the outstanding shares, having an approximate market value of $37.3 million. NutraMax's stock traded during fiscal 1994 in the range of $7.875 to $16.125 per share. The Company's ownership interest in NutraMax may decrease in the future in the event that certain of the Company's outstanding debentures are exchanged into shares of NutraMax common stock owned by the Company. Assuming the Company does not elect to pay cash, the effect of the exchange of all of such debentures would decrease the Company's ownership of NutraMax to approximately 21%.

     MMI Medical, Inc. ('MMI') (NASDAQ:MMIM) is the leading independent provider of cost-effective specialized services to hospital radiology departments and other healthcare providers. Innoserv, MMI's principal subsidiary, represents the combination of the Company's MEDIQ Equipment and Maintenance Services, Inc. subsidiary and MMI's R Squared Scan Systems subsidiary which merged in August 1994. Innoserv provides repair and maintenance service programs for diagnostic imaging equipment, including CT scanners, MRI systems, cardiac catherization labs and general X-ray equipment. Innoserv also offers multivendor asset management programs which provide comprehensive on-site management for the maintenance and repair of all diagnostic imaging equipment. As a result of the merger, the Company received approximately 2,000,000 shares of MMI common stock, or approximately 40% of the outstanding shares, having an approximate market value of $7.9 million at December 20, 1994. It is anticipated that the MMI shares will be distributed to the Company's shareholders. The Company also received warrants to purchase at $6.25 per share an additional 325,000 shares of MMI common stock. MMI's stock traded in the range of $3.75 to $4.875 per share from the date of the merger through September 30, 1994.

DISCONTINUED OPERATIONS

     Discontinued operations represent the operations of Mental Health Management, Inc. ('MHM'), a provider of behavioral health services. The common stock of MHM was distributed in August 1993 to the Company's shareholders in a tax-free distribution.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Information about the Company's revenues, operating income and other financial data by segment for each of the three years ended September 30, 1994 is included in Part II, Item 8, and in Note R to the Company's Consolidated Financial Statements, included elsewhere herein.

GOVERNMENT REGULATION

     The Company's businesses are subject to Federal, state and local regulations relating to the operation of such businesses. The Company is unable to predict whether, or to what extent, new legislation or regulations affecting its businesses will be enacted and, if enacted, what impact they will have on the Company. The following is a summary of some of the significant regulations currently affecting the operations of MEDIQ/PRN and the Company's other businesses.

     Compliance with FDA Regulations -- The FDA regulates companies which manufacture, prepare, propagate, compound or process medical devices. The FDA currently does not regulate MEDIQ/PRN as a device manufacturer. Device manufacturers must comply with registration and labeling regulations, submit premarket notifications or obtain premarketing approvals, comply with medical device reporting, tracking and post-market surveillance regulations and with device good manufacturing practices ('GMPs'), and are subject to FDA inspection. The GMP regulations specify the minimum standards for the manufacture, packing, storage, and installation of medical devices, and impose certain record keeping requirements. It is the FDA's current policy that companies which service, repair, or recondition medical devices as a service to the owners of the devices are not device manufacturers. However, any company which services, repairs or reconditions medical devices could be subject to regulatory action by the FDA if its activities cause the devices to become adulterated or mislabeled. In addition, no assurance can be given that in the future the FDA will not regulate as device manufacturers companies such as MEDIQ/PRN, which acquire ownership of devices, recondition or rebuild such devices and rent them to customers or which service, repair or recondition devices owned by others. The Company is unable to predict the cost of compliance with any such regulation. MEDIQ/PRN is required to comply with certain other device tracking and reporting regulations administered by the FDA.

     Reimbursement of Healthcare Costs -- Substantially all of the revenues generated by Mobile X-Ray and MEDIQ Imaging are received from reimbursement by third party payors or governmental programs, such as Medicare and Medicaid, which subjects these businesses to rules and regulations governing participation in such programs (See Item 3. Legal Proceedings). The Medicare and Medicaid anti-fraud and abuse rules prohibit individuals or entities participating in the Medicare or Medicaid programs from knowingly or willfully offering, paying, soliciting, or receiving remuneration in order to induce referrals for services reimbursed under those programs. Any relationship that satisfies the terms of 'safe harbor' regulations is considered permitted, but failure to satisfy the safe harbor conditions does not necessarily mean the relationship is prohibited. Since these businesses have not entered into any financial arrangement with referral sources with the intent to induce referrals through providing remuneration for referrals, the Company does not believe that it is operating in violation of the laws and regulations governing referrals.

     Regulation of Nuclear Imaging Services -- MEDIQ Imaging's nuclear imaging services involve the use of radio-pharmaceuticals. The transportation, handling, use and disposition of radio-pharmaceuticals are subject to Federal and/or state regulation. MEDIQ Imaging disposes of all of its radio-pharmaceuticals at approved treatment, storage and disposal facilities. MEDIQ Imaging currently has all necessary licenses to engage in these activities in the states in which it currently conducts its businesses.

EMPLOYEES

     The Company's wholly-owned businesses have approximately 1,700 employees. The Company believes relations with employees are satisfactory.

ITEM 2. PROPERTIES

     The Company owns a one-story building in Pennsauken, New Jersey, which houses the Company's corporate headquarters and a portion of its operating activities, including MEDIQ/PRN's corporate and administrative headquarters. The Company also owns and leases office and warehouse space in various locations throughout the United States for regional operations. The properties owned and leased by the Company are adequate for the Company's operations.

ITEM 3. LEGAL PROCEEDINGS

     Mobile X-Ray and one of its subsidiaries have been notified that certain prior billing practices under the Medicare program are under investigation by the United States Attorney for the Middle District of Pennsylvania (the 'U.S. Attorney'). An officer of Mobile X-Ray has been notified that he is a target of the investigation. The billing practices under investigation, which ceased in February 1993, related to services performed prior to mid-1992. The Company and Mobile X-Ray have been cooperating in the investigation. The Company and its counsel believe that the billing practices subject to the investigation did not constitute a criminal violation of any statute or regulation. The Company believes that a likely resolution of this matter would involve prior year rate adjustments and a payment by Mobile X-Ray and/or its subsidiary. Mobile X-Ray and its subsidiary have also been advised that such resolution would not impair their ability to continue participation in the Medicare program. The Company has been advised that the U.S. Attorney does not contemplate any action against the parent company, MEDIQ Incorporated, or any of its other subsidiaries, or their officers, directors or employees. While it is expected that this matter will not have a material adverse affect on the Company, there can be no assurances to that effect.

     In addition, the Company has pending several legal claims incurred in the normal course of business, which in the opinion of management, will not have a material effect on the consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended September 30, 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock and its Series A Preferred Stock, which is convertible into Common Stock, are listed on the American Stock Exchange. The following table sets forth the high and low closing prices for the Company's Common and Preferred Stocks on the American Stock Exchange for the past two fiscal years.

                                                             COMMON STOCK        PREFERRED STOCK
                                                         --------------------  --------------------
FISCAL YEAR ENDED SEPTEMBER 30,                            HIGH        LOW       HIGH        LOW
- -------------------------------------------------------  ---------  ---------  ---------  ---------
1994:
  First Quarter                                          $   4.688  $   3.938  $   4.500  $   3.875
  Second Quarter                                             4.500      3.625      4.313      3.875
  Third Quarter                                              4.000      3.375      4.000      3.000
  Fourth Quarter                                             4.250      3.500      4.125      3.500
1993:
  First Quarter                                          $   6.875  $   4.625  $   6.625  $   4.500
  Second Quarter                                             6.875      5.250      6.750      5.375
  Third Quarter                                              5.500      4.063      5.000      4.500
  Fourth Quarter                                             5.125      3.875      5.250      4.063

     As of December 1994, there were approximately 2,000 holders of record of the Company's Common Stock and approximately 350 holders of record of the Company's Preferred Stock. Since a portion of the Company's Common Stock and Preferred Stock is held in 'street' or nominee name, the Company is unable to determine the exact number of beneficial holders.

     It is the policy of the Company to pay cash dividends on a quarterly basis, dependent upon the earnings, capital requirements, operating and financial condition of the Company, compliance with debt agreements, and other factors deemed relevant by the Board of Directors. The Company paid cash dividends of $.03 per share on its Common Stock and $.018 per share on its Preferred Stock for the first, second and third quarters of 1994 and quarterly in 1993. In August 1993, the Company distributed to the holders of Common and Preferred Stock all of the outstanding shares of common stock of MHM in a tax-free distribution. As of September 30, 1994, the terms of one of the Company's loan agreements did not permit the payment of dividends or the purchase of the Company's stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below has been derived from the audited financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                     YEAR ENDED SEPTEMBER 30,
                                                  ---------------------------------------------------------------
                                                     1994         1993         1992         1991         1990
                                                  -----------  -----------  -----------  -----------  -----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY INCOME STATEMENT DATA:
Revenues                                          $   168,081  $   174,834  $   182,147  $   166,583  $   163,236
Operating income                                        1,925       15,466       14,460        5,434       10,757
Interest expense                                      (24,627)     (23,347)     (20,995)     (22,069)     (21,912)
Equity in earnings of unconsolidated
  affiliates                                            4,308        4,343        4,776        3,623        2,995
Other(1)                                                7,031        5,528        7,751        8,235        4,793
Income (loss) from continuing operations before
  income tax benefit                                  (11,363)       1,990        5,992       (4,777)      (3,367)
Income (loss) from continuing operations               (7,318)       3,614        6,579       (1,657)         439
PER SHARE DATA:
Income (loss) from continuing operations          $      (.30)  $      .15   $      .27   $     (.07)  $      .02
Weighted average shares outstanding                    24,405       24,366       24,007       23,808       23,885
Cash dividends per common share                   $       .09  $       .12  $       .06  $       .03  $       .12
Cash dividends per preferred share                $       .05  $       .07  $       .03  $       .02  $       .07
                                                                           SEPTEMBER 30,
                                                  ---------------------------------------------------------------
                                                  1994(2)(3)     1993(4)       1992         1991         1990
                                                  -----------  -----------  -----------  -----------  -----------
                                                  (IN THOUSANDS)
SUMMARY BALANCE SHEET DATA:
Current assets                                    $    60,939  $    73,159  $    80,969  $    96,400  $   124,494
Investments in unconsolidated affiliates               47,730       34,693       26,830       11,359       19,935
Property, plant and equipment                         173,379      155,083      139,366       86,300       93,767
Total assets                                          426,393      351,261      348,835      313,576      361,728
Current liabilities                                    75,581       57,515       57,819       59,702       60,193
Senior debt -- recourse                               166,779      120,162      132,496       89,123      139,188
Senior debt -- nonrecourse                             27,297       25,382       17,636       16,962       18,967
Subordinated debt                                     103,388       86,229       63,539       63,539       63,556
Stockholders' equity                                   36,280       44,574       58,748       74,799       71,073

        See Notes to Selected Consolidated Financial Data on next page.

Notes To Selected Consolidated Financial Data

(1) Gains (losses) on issuances of stock by unconsolidated affiliates were ($.7) million, $3.5 million, $14.5 million and $3.6 million in 1994, 1993, 1992, 1991, respectively. Net gains (losses) from the sale of assets were $4.8 million, ($.3) million, $3.0 million, $3.1 million and $3.1 million in 1994, 1993, 1992, 1991 and 1990, respectively. In 1992, the Company recorded a loss reserve of $10.6 million for an investment in a real estate limited partnership.

(2) On September 30, 1994, the Company acquired the critical care and life support rental equipment inventory of KCI. The purchase price, which was primarily financed with long-term debt, approximated $88 million, including transaction costs and the assumption of certain capital lease obligations.

(3) On August 2, 1994, the Company merged MEMS with MMI. The Company received approximately 2,000,000 shares of MMI's common stock representing approximately a 40% equity interest in MMI. No gain or loss resulted from this transaction. The Company accounts for its investment in MMI under the equity method of accounting.

(4) In May 1992, MEDIQ/PRN acquired ATI for $23.9 million in cash and the assumption of debt. The acquisition resulted in the expansion of MEDIQ/PRN's medical equipment inventory and an increase in long-term debt. In July 1992, MEDIQ/PRN refinanced its outstanding debt by issuing $100 million of 11.125% Senior Secured Notes due 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Since 1990, the Company has been implementing a strategic plan to reduce debt at the parent company level, deleverage primarily through divestitures, clarify corporate focus, enhance shareholder value, and increase market liquidity. In implementing the plan, the Company has sold a number of subsidiaries, completed public stock offerings and a tax-free stock distribution, as well as other transactions.

     The Company's principal business is MEDIQ/PRN, the leading supplier of life support and critical care medical equipment on a rental basis in the United States. On September 30, 1994, the Company acquired the critical care and life support rental equipment inventory of Kinetic Concepts, Inc. ('KCI'), a competitor of MEDIQ/PRN, for a purchase price of approximately $88 million, including transaction costs and the assumption of certain capital lease obligations.

     The Company's other operating subsidiaries include the Diagnostic Imaging Services Group, which consists of MEDIQ Mobile X-Ray Services, Inc. ('Mobile X-Ray'), a provider of portable X-ray and EKG services, MEDIQ Imaging Services, Inc. ('MEDIQ Imaging'), a provider of diagnostic imaging services in mobile and fixed sites and MEDIQ Diagnostic Centers, Inc. ('MDC'), a provider of management and other administrative support services to diagnostic imaging centers; Medifac, Inc. ('Medifac'), a provider of healthcare facility planning, architectural and development services; MEDIQ Management Services, Inc. ('MEDIQ Management'), a provider of healthcare management and consulting services, Health Examinetics, Inc. ('Health Examinetics'), a provider of mobile health testing services; and HealthQuest, Inc. ('HealthQuest'), a provider of case management and utilization review services.

     The Company has significant equity investments in PCI Services, Inc. ('PCI') and NutraMax Products, Inc. ('NutraMax'). The Company owns 2,875,000 shares of the common stock of PCI, or approximately 47% of the outstanding shares. PCI is a leading provider of integrated packaging services to pharmaceutical manufacturers. The Company owns 4,037,258 shares of the common stock of NutraMax, or approximately 47% of the outstanding shares. NutraMax is a leading private label health and personal care products company. The Company's ownership interest in NutraMax may decrease in the future in the event that certain of the Company's outstanding debentures are exchanged into shares of NutraMax common stock owned by the Company. Assuming the Company does not elect to pay cash, the effect of the exchange of all of such debentures would decrease the Company's ownership of NutraMax to approximately 21%. The Company's investments in PCI and NutraMax are accounted for under the equity method of accounting.

     In August 1994, the Company merged its MEDIQ Equipment and Maintenance Services, Inc. ('MEMS') subsidiary with MMI Medical, Inc. ('MMI'), and the Company received approximately 2,000,000 shares of MMI common stock, or approximately 40% of the outstanding shares, and warrants to purchase at $6.25 per share an additional 325,000 shares of MMI common stock. MMI is the leading independent provider of cost-effective specialized services to hospital radiology departments and other healthcare providers. It is anticipated that MMI shares will be distributed to the Company's shareholders. The results of operations of MEMS were included in the Company's consolidated results of operations through the date of its merger with MMI. Since the merger, the Company's investment in MMI is accounted for under the equity method of accounting.

RESULTS OF OPERATIONS

Fiscal Year 1994 Compared with Fiscal Year 1993

     Revenues were $168.1 million, as compared to $174.8 million in the prior year, a decrease of $6.7 million, or 4%. MEDIQ/PRN's revenues decreased 2%, to $74.9 million, as compared to revenues of $76.5 million in the prior year. Revenues from MEDIQ/PRN were adversely affected by lower average rental prices in response to competitive pressures. This situation was mitigated by MEDIQ/PRN's growth in the sub-acute, nursing home and home healthcare markets. MEDIQ/PRN's revenues are expected to increase in fiscal 1995 with the addition of approximately $45 million of incremental rental revenues as a result of the acquisition of the critical care and life support rental equipment of KCI on September 30, 1994. MEDIQ/PRN has incorporated the additional equipment into its national distribution system with the addition of six branch offices and moderate increases in personnel, which, together with anticipated rental price increases, are expected to result in increased revenues and enhanced operating margins.

     Revenues from the Diagnostic Imaging Services Group increased 7%, to $48.5 million, as compared to 1993 revenues of $45.4 million. This increase was principally attributable to additional revenues as a result of increased market penetration and geographic expansion primarily through acquisitions, partially offset by decreased third party reimbursement rates. Changes in reimbursement rates are not expected to be significant for 1995.

     Revenues from MEMS through the date of its merger with MMI were $15.7 million, as compared to $16.9 million in the prior fiscal year.

     Revenues from the Company's other operating subsidiaries were $26.6 million, as compared to $33.3 million in the prior year. This decrease reflects the sale of certain operations in 1993, which had revenues of $5.4 million in 1993. Medifac had revenues of $10.8 million, as compared to $13.0 million in the prior year. The remaining revenues from other operating subsidiaries were generated by MEDIQ Management, Health Examinetics and HealthQuest. The aggregate revenues from these businesses were $15.8 million, as compared to $15.2 million in 1993.

     Operating income was $1.9 million, as compared to $15.5 million in 1993, a decrease of $13.6 million. MEDIQ/PRN's operating income decreased 61%, to $5.1 million, as compared to $13.1 million in 1993. This decrease resulted from reductions in average rental prices due to competition and higher administrative and operating expenses. MEDIQ/PRN's operating income was also adversely affected by higher depreciation and amortization expense related to increases in rental equipment inventory. MEDIQ/PRN expects enhanced operating margins in 1995 as a result of the acquisition of rental equipment from KCI and anticipated rental price increases.

     The operating loss from the Diagnostic Imaging Services Group was $.6 million, as compared to operating income of $6.9 million in 1993. The decrease of $7.5 million was primarily attributable to reimbursement rate reductions and an increase in the reserve for prior year rate adjustments. Operating income from MEDIQ Imaging was also adversely affected by lower operating margins associated with geographic expansion.

     MEMS had an operating loss of $.5 million through the date of its merger with MMI, as compared to $1.3 million in 1993. The improvement was a result of increased revenues associated with new programs and services.

     The Company's other operating activities had operating income of $1.4 million, as compared to $.9 million in 1993.

     Interest expense increased 5%, to $24.6 million, from $23.3 million in 1993, which resulted from increased debt at the subsidiary level, principally MEDIQ/PRN and the Diagnostic Imaging Services Group.

     The Company's equity in the earnings of its unconsolidated affiliates was $4.3 million in fiscal 1994, which was comparable to the prior year.

     Equity participation in 1994 represented a loss of $.8 million as a result of PCI's purchase of its stock in August 1994, and income of $.1 million related to the issuance of stock by NutraMax. Equity participation in 1993 represented income of $3.5 million as a result of issuances of stock by PCI and NutraMax.

    Interest income was $1.4 million in 1994 and $1.1 million in 1993 and was primarily related to the MHM note receivable.

     Other income was $6.3 million in 1994, as compared to $.9 million in 1993. In September 1994, MEDIQ Management sold its rights under a management contract for a kidney stone treatment center to a regional hospital for $4 million in cash and $3 million contingent upon future earnings, resulting in a gain of $4 million. The Company also recognized $1.4 million of income from dividends and the sale of other assets in 1994.

     The income tax benefit from continuing operations was $4.0 million, as compared to $1.6 million in the prior year. The Company's effective tax rates were disproportionate compared to the statutory rates as a result of goodwill amortization, non-recognition for state income tax purposes of certain operating losses and permanent differences related to the disposition of assets.

Fiscal Year 1993 Compared with Fiscal Year 1992

     Revenues were $174.8 million, as compared to $182.1 million in the prior year, a decrease of $7.3 million, or 4%. Excluding revenues from operations sold, revenues increased $23.7 million primarily attributable to MEDIQ/PRN and the Diagnostic Imaging Services Group. MEDIQ/PRN's revenues increased 34%, to $76.5 million, as compared to revenues of $56.9 million in the prior year, as a result of greater volume from the expansion of its geographic market, medical equipment inventory and customer base principally attributable to the acquisition of ATI Medical, Inc. ('ATI') in May 1992 and an $8.0 million increase in revenues in 1993 from alternate care and home healthcare customers.

     Revenues from the Diagnostic Imaging Services Group increased 9%, to $45.4 million, compared to 1992 revenues of $41.7 million, principally attributable to an increase in revenues at MEDIQ Imaging of $2.4 million as a result of an expanded customer base through acquisitions. In addition, Mobile X-Ray's revenues increased by $1.9 million primarily from an increase in volume with existing nursing homes, partially offset by a 5% reduction in revenues from decreased third party reimbursement rates, particularly Medicare.

     Revenues from MEMS increased to $16.9 million, as compared to $15.4 million in the prior year, as a result of the expansion of its range of services.

     Revenues from the Company's other operating activities were $33.3 million, as compared to $65.4 million in the prior year. This decrease primarily reflects divestitures in 1993 and 1992. Revenues from divested operations were $5.4 million in 1993, as compared to $36.4 million in the prior year. Medifac had revenues of $13.0 million, as compared to $13.4 million in the prior year. The remaining revenues from other operating activities were generated by MEDIQ Management, Health Examinetics and MEDIQ Review (now part of HealthQuest), aggregating $15.2 million in 1993, as compared to $15.6 million in 1992.

      Operating income was $15.5 million, as compared to $14.5 million in 1992, an increase of $1.0 million, or 7%. The improvement in operating income was primarily attributable to MEDIQ/PRN, with operating income of $13.1 million, an increase of 6% over 1992, principally related to the acquisition of ATI.

     Operating income from the Diagnostic Imaging Services Group was $6.9 million, as compared to $9.6 million in 1992. The decrease of $2.7 million, or 28%, was primarily attributable to Mobile X-Ray which had a decrease in operating income of $2.8 million in 1993, as a result of higher bad debt expense and salary expense, and reductions in reimbursement rates, partially offset by increased volume through geographic expansion. Operating income from MEDIQ Imaging increased $.7 million as a result of increased volume and geographic expansion, partially offset by reductions in reimbursement rates. MDC had operating income of $.4 million, as compared to $1.0 million in 1992, which was attributable to the sale of an imaging center in 1992.

     MEMS' operating loss decreased to $1.3 million from $1.5 million. Divested operations had operating losses of $.9 million in 1993, as compared to $2.2 million in 1992. The Company's other operating activities had operating income of $.9 million in 1993, which was comparable to the prior year.

     Interest expense increased 11%, to $23.3 million, from $21.0 million in 1992. Increased debt at the subsidiary level, particularly MEDIQ/PRN, resulted in higher interest expense, which was partially offset by interest savings at the parent company level.

     The Company's equity in the earnings of its unconsolidated affiliates was $4.3 million, as compared to $4.8 million in 1992. This decrease was primarily attributable to a decrease in the Company's ownership percentage of PCI.

     Equity participation income from issuances of stock by PCI and NutraMax was $3.5 million in 1993, as compared to $14.5 million in the prior year. Fiscal 1992 income was attributable to the initial public offering of PCI. Other income was $.9 million in 1993, as compared to a net expense of $7.3 million in 1992. Fiscal 1992 included a charge of $10.6 million related to the establishment of a reserve for the Company's investment in a real estate limited partnership, partially offset by a net pretax gain of $3.0 million on the disposition of businesses.

     Interest income was $1.1 million in 1993 and $.6 million in 1992 and was primarily related to the investment of proceeds from the sale of assets.

     The income tax benefit from continuing operations was $1.6 million, as compared to $.6 million in the prior year. The Company's effective tax rates were disproportionate compared to the statutory rates as a result of the recognition of alternative minimum tax credits and equity in the earnings of unconsolidated affiliates, offset by goodwill amortization and the non-recognition for state income tax purposes of certain operating losses.

     Discontinued operations, which consisted principally of MHM, had revenues of $46.6 million in 1993, which was comparable to the prior year. Net income from discontinued operations was $.6 million, as compared to a net loss of $14.5 million. In 1992, the Company determined that the value of goodwill related to MHM was impaired, other than temporarily. Accordingly, the carrying value of such goodwill was reduced to its estimated fair value resulting in a net charge of $15.3 million.

     In 1993, the Company repaid approximately $15.9 million of corporate debt with proceeds from the disposition of operations and the Company's debenture offering in July 1993. As a result of such repayments, the Company incurred prepayment premiums of $1.5 million, or $1.0 million net of taxes. In 1992, the Company incurred prepayment premiums of $10.1 million, or $6.7 million net of taxes, principally related to MEDIQ/PRN debt refinancing.



NEW ACCOUNTING STANDARDS

     Effective October 1, 1993, the Company adopted on a prospective basis the provisions of Statement of Financial Accounting Standards ('SFAS')
No. 109, 'Accounting for Income Taxes', which supersedes SFAS No. 96.
The Company adopted SFAS No. 96 in fiscal 1990. The effect of the adoption of SFAS No. 109 upon the provision for income taxes was not significant for the fiscal year ended September 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $14.4 million for 1994, as compared to $22.8 million for the prior year. The decrease was principally a result of lower operating income from MEDIQ/PRN and the Diagnostic Imaging Services Group. Cash and cash equivalents totalled $3.2 million as of September 30, 1994.

     Net cash used in investing activities was $73.6 million for 1994, which included acquisitions of $73.3 million, principally for the acquisition of the rental medical equipment inventory of KCI and expenditures for property, plant and equipment of $9.1 million, partially offset by proceeds from the sale of assets of $8.8 million. Other acquisitions included the purchase of several regional businesses by MEDIQ Imaging.

        The Company anticipates capital expenditures of approximately $10.0 million during fiscal 1995, primarily for rental equipment.
The Company expects to fund a portion of the rental equipment expenditures with cash from operations and to finance the balance.

     Net cash provided by financing activities was $44.3 million for 1994, which included borrowings of $71.3 million, of which $61.6 million was for the acquisition of equipment from KCI. Financing activities also included repayments of debt of $24.7 million and cash dividends of $2.7 million.

     In connection with the acquisition of equipment from KCI, the Company obtained a $43.0 million term loan and issued $10.0 million of senior subordinated notes (including warrants) to finance a portion of the purchase price. In addition, KCI provided financing for the acquisition aggregating $17.1 million (net of related discounts). Borrowings under the Company's lines of credit and cash proceeds from the sale of assets were utilized to fund the balance of the purchase price.

     The $43.0 million term loan is payable in seventy-two equal monthly payments of approximately $600,000 commencing January 1, 1995. Interest at prime plus 2% or, at the Company's option, a rate equal to the adjusted Eurodollar rate plus 4.25%. The $10.0 million of senior subordinated notes include warrants which allow the holders to purchase an aggregate of 10% of the common stock of MEDIQ/PRN for a nominal amount. Interest on the notes of 10% is payable semi-annually on April 1 and October 1. Annual principal payments on the notes of $1.0 million commence April 1, 2000, with the remaining principal balance payable on October 1, 2004.

     Financing provided by KCI in the amount of $17.1 million is comprised of $8.6 million of subordinated notes and two term loans aggregating $8.5 million. The subordinated notes are due in September 1999 and bear interest at 10% commencing April 1, 1996. The first term loan in the amount of $3.0 million is payable in ten equal monthly installments with interest at 8%, commencing December 31, 1994. The second term loan of $5.5 million is non-interest bearing and payable over ten equal monthly installments commencing
December 31, 1994.

     In September 1994, in connection with the acquisition of equipment from KCI, MEDIQ/PRN amended the indenture relating to its outstanding $100 million of 11.125% senior secured notes to provide for an increase in the interest rate on the notes to 12.125% commencing September 30, 1995 under certain circumstances. The notes, which are not guaranteed by the Company, are not redeemable prior to July 1997. MEDIQ/PRN is required to offer to repay a portion of the principal amount of the notes under certain circumstances (as defined in the indenture). At September 30, 1994, MEDIQ/PRN was not required to offer to repay any portion of the notes. Interest is payable on the notes semi-annually on January 1 and July 1. Although MEDIQ/PRN is highly leveraged, it anticipates that excess cash flow will be sufficient to repay the notes when due. If MEDIQ/PRN does not generate funds from operations sufficient to repay the notes upon maturity in 1999, MEDIQ/PRN would attempt to refinance such indebtedness.

    The Company's 7.25% convertible subordinated debentures due 2006 require annual sinking fund payments equal to 10% of the principal commencing in June 1997. The Company is also required to offer to repurchase a portion of the debentures if stockholders' equity is $40 million or less at the end of two consecutive fiscal quarters. For the quarters ended June 30, 1994 and September 30, 1994, the Company's stockholders' equity was less than $40 million. The requirement to repurchase debentures at December 31, 1994 and the potential requirement to repurchase debentures at June 30, 1995 (if stockholders' equity continues to be less than $40 million) were satisfied through the Company's previous acquisition of $23.3 million principal amount of debentures. If stockholders' equity continues to be less than $40 million, the Company may be required to repurchase approximately $10.5 million of debentures on December 31, 1995 and $11.25 million of debentures semi-annually thereafter until all debentures are repurchased or stockholders' equity is more than $40 million.

     Certain of the Company's loan agreements require the maintenance of specified financial ratios and impose financial and dividend limitations. As of September 30, 1994, the terms of one of the Company's loan agreements did not permit the payment of dividends or the purchase of the Company's stock.

     As of September 30, 1994, the Company had lines of credit aggregating $18 million, of which $15.9 million was available based on eligible accounts receivable, and $10.1 million was outstanding bearing interest at prime (7.75% at September 30, 1994) to prime plus 1.75%.

    As a result of the acquisition of equipment from KCI, the Company had a working capital deficit of $14.6 million at September 30, 1994. Current assets associated with the acquisition were $4.8 million and current liabilities were $23.3 million, including current maturities of long-term debt of $16.3 million. Repayment of such debt commences as of December 31, 1994 and is anticipated to be funded by cash flows from the operations of MEDIQ/PRN which are anticipated to be significantly higher in fiscal 1995 as a result of the increase in revenues and operating margins arising from the acquisition.

    The Company expects that its primary sources of liquidity for operating activities will be generated through internal cash flows from consolidated subsidiaries and proceeds from the sale of assets. The Company's ability to obtain cash from MEDIQ/PRN is limited by provisions in certain of MEDIQ/PRN's debt agreements. For 1994 and 1993, such provisions did not permit MEDIQ/PRN to pay any dividends to the Company. As a result of increased revenues and operating income related to the acquisition of equipment from KCI, it is anticipated that the Company will be able to obtain a portion of its cash requirements from MEDIQ/PRN. Accordingly, the Company believes that sufficient funds will be available from operating cash flows and the sale of assets to meet the Company's anticipated corporate and subsidiary operating and capital requirements. The Company is continuing its program to maximize shareholder value and as a result may divest certain subsidiaries or assets in the future. Proceeds from any such divestitures will be used to reduce debt and/or for general corporate purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                             PAGE
                                                                                                           ---------
Independent Auditors' Report                                                                                      20
Consolidated Statements of Operations -- Three Years Ended September 30, 1994                                     21
Consolidated Balance Sheets -- September 30, 1994 and 1993                                                        22
Consolidated Statements of Stockholders' Equity -- Three Years Ended
  September 30, 1994                                                                                              23
Consolidated Statements of Cash Flows -- Three Years Ended September 30, 1994                                     24
Notes to Consolidated Financial Statements                                                                     25-44

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
MEDIQ Incorporated
Pennsauken, New Jersey

     We have audited the accompanying consolidated balance sheets of MEDIQ Incorporated and subsidiaries as of September 30, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1994. Our audits also include the financial statement schedules listed in the index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MEDIQ Incorporated and subsidiaries as of September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note K to the consolidated financial statements, two of the Company's subsidiaries have been notified that certain prior billing practices under the Medicare program are under investigation by the United States Attorney for the Middle District of Pennsylvania. Although the Company has increased its reserve for prior year rate adjustments as a result of the investigation, the ultimate outcome of the investigation cannot presently be determined. Accordingly, no provision for any other loss that may result upon resolution of this matter has been made in the accompanying consolidated financial statements.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
December 29, 1994

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                              -------------------------------
                                                                                1994       1993       1992
                                                                              ---------  ---------  ---------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                                                      $ 168,081  $ 174,834  $ 182,147
Costs and Expenses:
  Operating                                                                      87,290     88,158    101,532
  Selling and administrative                                                     50,781     46,231     46,323
  Depreciation and amortization                                                  28,085     24,979     19,832
                                                                              ---------  ---------  ---------
                                                                                166,156    159,368    167,687
                                                                              ---------  ---------  ---------
Operating Income                                                                  1,925     15,466     14,460
Other (Charges) Credits:
  Interest expense                                                              (24,627)   (23,347)   (20,995)
  Equity in earnings of unconsolidated affiliates                                 4,308      4,343      4,776
  Equity participation                                                             (662)     3,519     14,503
  Interest income                                                                 1,418      1,077        586
  Other                                                                           6,275        932     (7,338)
                                                                              ---------  ---------  ---------
Income (Loss) from Continuing Operations before Income Tax Benefit and
  Extraordinary Charge                                                          (11,363)     1,990      5,992
Income Tax Benefit                                                               (4,045)    (1,624)      (587)
                                                                              ---------  ---------  ---------
Income (Loss) from Continuing Operations before Discontinued Operations and
  Extraordinary Charge                                                           (7,318)     3,614      6,579
Discontinued Operations:
  Income (Loss) from operations (net of income taxes of $761,000 in 1993 and
    $(6,552,000) in 1992)                                                            --      1,102    (14,450)
  Gain (Loss) on disposal                                                            --       (467)        --
                                                                              ---------  ---------  ---------
                                                                                     --        635    (14,450)
                                                                              ---------  ---------  ---------
Income (Loss) before Extraordinary Charge                                        (7,318)     4,249     (7,871)
Extraordinary Charge, Early Retirement of Debt (net of income tax benefit of
  $509,000 in 1993 and $3,413,000 in 1992)                                           --       (953)    (6,682)
                                                                              ---------  ---------  ---------
Net Income (Loss)                                                             $  (7,318) $   3,296  $ (14,553)
                                                                              ---------  ---------  ---------
                                                                              ---------  ---------  ---------
Earnings Per Share:
  Income (Loss) from:
    Continuing Operations                                                     $    (.30) $     .15  $     .27
    Discontinued Operations                                                          --        .03       (.60)
                                                                              ---------  ---------  ---------
  Income (Loss) before Extraordinary Charge                                        (.30)       .18       (.33)
  Extraordinary Charge                                                               --       (.04)      (.28)
                                                                              ---------  ---------  ---------
  Net Income (Loss)                                                           $    (.30) $     .14  $    (.61)
                                                                              ---------  ---------  ---------
                                                                              ---------  ---------  ---------
Weighted Average Shares Outstanding                                              24,405     24,366     24,007
                                                                              ---------  ---------  ---------
                                                                              ---------  ---------  ---------

                 See Notes to Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                               SEPTEMBER 30,
                                                                                          ------------------------
                                                                                             1994         1993
                                                                                          -----------  -----------
                                                                                                (IN THOUSANDS)
                                               ASSETS
Current Assets:
  Cash and cash equivalents                                                               $     3,232  $    18,123
  Accounts receivable (net of allowance of $7,862,000 in 1994 and $7,259,000 in 1993)          36,304       37,152
  Inventories                                                                                   5,995        9,086
  Deferred taxes                                                                                4,864           --
  Prepaid income taxes                                                                             --        3,495
  Other current assets                                                                         10,544        5,303
                                                                                          -----------  -----------
     Total Current Assets                                                                      60,939       73,159
Investments in unconsolidated affiliates                                                       47,730       34,693
Note receivable from MHM                                                                       11,500       11,500
Property, plant and equipment                                                                 173,379      155,083
Goodwill                                                                                       85,191       36,865
Net investment in leases                                                                       27,875       16,156
Other assets                                                                                   19,779       23,805
                                                                                          -----------  -----------
  Total Assets                                                                            $   426,393  $   351,261
                                                                                          -----------  -----------
                                                                                          -----------  -----------
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable to financial institutions                                                 $    10,060  $     1,434
  Accounts payable                                                                              8,451        8,757
  Accrued expenses                                                                             28,054       22,326
  Other current liabilities                                                                     1,703        2,781
  Current portion of long term debt                                                            27,313       22,217
                                                                                          -----------  -----------
     Total Current Liabilities                                                                 75,581       57,515
Senior debt -- recourse                                                                       166,779      120,162
Senior debt -- nonrecourse                                                                     27,297       25,382
Subordinated debt                                                                             103,388       86,229
Deferred income taxes                                                                          10,487        9,225
Other liabilities                                                                               6,581        8,174
Commitments and contingencies                                                                      --           --
Stockholders' Equity:
  Preferred stock ($.50 par value: Authorized 20,000,000 shares; issued Series A:
     6,816,000 in 1994 and 6,838,000 in 1993)                                                   3,408        3,419
  Common stock ($1 par value: Authorized 40,000,000 shares; issued 19,064,000 in 1994
     and 19,042,000 in 1993)                                                                   19,064       19,042
  Capital in excess of par value                                                               22,357       23,349
  Retained earnings (accumulated deficit)                                                      (1,120)       8,281
  Treasury stock, at cost (preferred shares: 377,000 in 1994 and 377,000 in 1993; common
     shares: 1,335,000 in 1994 and 1,638,000 in 1993)                                          (7,429)      (9,517)
                                                                                          -----------  -----------
     Total Stockholders' Equity                                                                36,280       44,574
                                                                                          -----------  -----------
Total Liabilities and Stockholders' Equity                                                $   426,393  $   351,261
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                 See Notes to Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                PREFERRED STOCK           COMMON STOCK                    RETAINED
                                            ------------------------  --------------------  CAPITAL IN    EARNINGS
                                              SHARES                   SHARES                EXCESS OF  (ACCUMULATED   TREASURY
                                              ISSUED       AMOUNT      ISSUED     AMOUNT     PAR VALUE     DEFICIT)     STOCK
                                            -----------  -----------  ---------  ---------  -----------  -----------  ---------
Balance October 1, 1991                          7,480    $   3,740      18,325  $  18,325   $  24,004    $  38,840   $ (10,110)
Net loss                                                                                                    (14,553)
Dividends                                                                                                    (1,151)
Conversion of preferred stock to common
  stock                                           (206)        (103)        205        205        (102)
Stock options exercised                                                                           (115)                     246
Purchase of treasury stock                                                                                                 (759)
Issuance of stock                                                            75         75         206
                                            -----------  -----------  ---------  ---------  -----------  -----------  ---------
Balance September 30, 1992                       7,274        3,637      18,605     18,605      23,993       23,136     (10,623)
Net income                                                                                                    3,296
Dividends                                                                                                    (2,541)
Conversion of preferred stock to common
  stock                                           (436)        (218)        437        437        (219)
Stock options exercised                                                                           (425)                   1,106
Distribution of MHM                                                                                         (15,610)
                                            -----------  -----------  ---------  ---------  -----------  -----------  ---------
Balance September 30, 1993                       6,838        3,419      19,042     19,042      23,349        8,281      (9,517)
Net loss                                                                                                     (7,318)
Dividends                                                                                                    (2,083)
Issuance of stock                                                                                 (600)                   1,309
Conversion of preferred stock to common
  stock                                            (22)         (11)         22         22         (11)
Stock options exercised                                                                           (381)                     779
                                            -----------  -----------  ---------  ---------  -----------  -----------  ---------
Balance September 30, 1994                       6,816    $   3,408      19,064  $  19,064   $  22,357    $  (1,120)   $  (7,429)
                                            -----------  -----------  ---------  ---------  -----------  -----------  ---------
                                            -----------  -----------  ---------  ---------  -----------  -----------  ---------

                 See Notes to Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED SEPTEMBER 30,
                                                                                    --------------------------------
                                                                                      1994       1993        1992
                                                                                    ---------  ---------  ----------
                                                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                   $  (7,318) $   3,296  $  (14,553)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                        28,085     24,979      19,832
  Provision for doubtful accounts                                                       5,735      5,990       4,489
  Provision for deferred income taxes (benefit)                                        (4,086)     1,013       3,810
  Undistributed earnings from unconsolidated affiliates                                (4,308)    (4,343)     (4,776)
  Reserve on investment in real estate limited partnership                                 --         --      10,589
  Equity participation                                                                    662     (3,519)    (14,503)
  (Gain) loss on sale of subsidiaries and assets                                       (4,969)     1,462      (3,058)
  Discontinued operations                                                                  --        288      16,407
  Increase (decrease), net of effects from acquisitions and dispositions:
    Accounts receivable                                                                   (93)     2,748      (3,570)
    Inventories                                                                           822        731       1,487
    Accounts payable                                                                   (1,351)    (2,047)     (6,440)
    Accrued expenses                                                                    5,031     (5,926)     (4,219)
    Other current assets and liabilities                                               (3,814)    (1,826)     (3,489)
                                                                                    ---------  ---------  ----------
Net cash provided by operating activities                                              14,396     22,846       2,006
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of subsidiaries and assets                                           8,805      9,148      16,475
Net cash provided by unconsolidated affiliates                                             --         --      23,283
Purchase of property, plant and equipment                                              (9,141)   (18,208)    (10,382)
Acquisitions                                                                          (73,343)    (1,414)    (21,358)
Other                                                                                     111     (3,810)     (1,083)
                                                                                    ---------  ---------  ----------
Net cash provided by (used in) investing activities                                   (73,568)   (14,284)      6,935
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings                                                                             71,313     34,649     123,781
Debt repayments                                                                       (24,708)   (30,852)   (130,380)
Dividends                                                                              (2,722)    (1,903)     (1,151)
Proceeds from exercise of options                                                         398        642          --
                                                                                    ---------  ---------  ----------
Net cash provided by (used in) financing activities                                    44,281      2,536      (7,750)
                                                                                    ---------  ---------  ----------
Increase (decrease) in cash and cash equivalents                                      (14,891)    11,098       1,191
Cash and cash equivalents
  Beginning balance                                                                    18,123      7,025       5,834
                                                                                    ---------  ---------  ----------
  Ending balance                                                                    $   3,232  $  18,123  $    7,025
                                                                                    ---------  ---------  ----------
                                                                                    ---------  ---------  ----------
Supplemental disclosure of cash flow information:
  Interest paid                                                                     $  23,988  $  23,753  $   17,794
                                                                                    ---------  ---------  ----------
                                                                                    ---------  ---------  ----------
  Income taxes paid (refunded)                                                      $  (2,858) $  (1,008) $    3,940
                                                                                    ---------  ---------  ----------
                                                                                    ---------  ---------  ----------
Supplemental disclosure of non-cash investing and financing activities:
  Equipment financed with long-term debt and capital leases                         $  10,967  $  20,732  $   17,530
                                                                                    ---------  ---------  ----------
                                                                                    ---------  ---------  ----------
  Portion of acquisitions financed by sellers                                       $  19,384         --          --
                                                                                    ---------  ---------  ----------
                                                                                    ---------  ---------  ----------
  Liabilities assumed in connection with acquisitions                               $   7,739         --  $   36,065
                                                                                    ---------  ---------  ----------
                                                                                    ---------  ---------  ----------

                 See Notes to Consolidated Financial Statements

               MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation -- The consolidated financial statements include the accounts of MEDIQ Incorporated and its subsidiaries (the 'Company'). Investments in companies owned 20% to 50% are accounted for under the equity method of accounting. All other investments are stated at the lower of cost or net realizable value. In consolidation all significant intercompany transactions and balances have been eliminated.

     Cash and cash equivalents -- Cash and cash equivalents include all unrestricted liquid investments purchased with maturities of three months or less.

     Inventories -- Inventories, which consist primarily of repair parts for rental equipment and finished goods held for sale, are stated at the lower of cost (first-in, first-out method) or market.

     Property, plant and equipment -- Rental equipment, machinery and equipment, buildings and improvements, and land are recorded at cost. Capital leases are recorded at the lower of fair market value or the present value of future lease payments. The Company provides straight-line depreciation and amortization over the estimated useful lives (rental equipment and machinery and equipment
- -- 3 to 10 years; and buildings and improvements -- 10 to 40 years).

     Goodwill -- The cost of acquired businesses in excess of net assets is amortized on a straight-line basis over periods of 20 to 40 years. Accumulated amortization was $13.1 million and $11.2 million as of September 30, 1994 and 1993, respectively.

     Net investment in leases -- Net investment in leases represents the aggregate future minimum lease payments to be received under sales-type leases, plus the estimated unguaranteed residual value of the leased property, less unearned income. Unearned income represents the sum of the aggregate future minimum lease payments and the estimated residual value less the cost of the property. Income from sales-type leases is recognized at a constant periodic rate of return on the net investment over the lease term (See Note G).

     Carrying value of long-term assets -- The Company evaluates the carrying value of long-term assets, including rental equipment, goodwill and other intangible assets, based upon current and anticipated undiscounted cash flows, and recognizes an impairment when it is probable that such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

     Revenue recognition policy -- The Company recognizes revenue for each of its operating segments as follows:

          MEDIQ/PRN -- Revenue is recognized in accordance with the terms of the related rental agreement and the usage of the related rental equipment.

          Diagnostic Imaging Services Group -- Revenue is recognized as services are performed. Net patient service revenue is reported at estimated net realizable amounts from patients and third party payors for services rendered.

          MEDIQ Equipment and Maintenance Services -- Revenue is recognized ratably over the term of the related contract.

          Other Operating Activities -- Revenues are recognized as services are rendered or as income is earned.

     Income taxes -- Effective October 1, 1993, the Company adopted on a prospective basis the provisions of Statement of Financial Accounting Standards ('SFAS') No. 109, 'Accounting for Income Taxes', which supersedes SFAS No. 96. The Company adopted SFAS No. 96 in fiscal 1990. The effect of the adoption of SFAS No. 109 was not significant for the fiscal year ended September 30, 1994. The Company files a consolidated federal tax return with its 80% or more owned subsidiaries and, accordingly, any dividends from included companies are not taxable to the Company.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
     Subsidiary and unconsolidated affiliate stock transactions -- Gains (losses) resulting from the issuance or repurchase of stock by subsidiaries and unconsolidated affiliates are recognized by the Company as equity participation in the Consolidated Statements of Operations.

     Earnings (loss) per share -- Primary net earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon conversion of the Company's convertible preferred stock and exercise of outstanding stock options.

     Reclassification of accounts -- Certain reclassifications have been made to conform prior years' balances to the current year presentation.

NOTE B -- ACQUISITIONS

     On September 30, 1994, the Company acquired the critical care and life support rental equipment inventory of Kinetic Concepts, Inc. ('KCI'), a principal competitor of MEDIQ/PRN. The purchase price was approximately
$88 million, including transaction costs and the assumption of certain capitalized lease obligations (See Note J). The purchase price was allocated to assets acquired and liabilities assumed based on preliminary fair values at the date of the acquisition. The excess of the purchase price over preliminary fair values of the net assets acquired of $44.2 million was recorded as goodwill and will be amortized over twenty years.

     The following unaudited pro forma financial information includes the operating results associated with the assets acquired from KCI as if the acquisition had occurred at the beginning of fiscal 1993. Pro forma adjustments include reductions in operating and administrative expenses, interest expense and adjustments to depreciation and amortization expense. The pro forma information is presented for comparative purposes only and does not necessarily reflect the results of operations of the Company had the acquisition been made at the beginning of fiscal 1993.

                                                                            YEAR ENDED SEPTEMBER 30,
                                                                            ------------------------
                                                                               1994         1993
                                                                            -----------  -----------
                                                                                  (UNAUDITED)
                                                                                 (IN THOUSANDS)
Revenues                                                                    $   226,698  $   230,824
Income (loss) before extraordinary change                                   $    (1,665) $     9,231
Net income (loss)                                                           $    (1,665) $     8,278
Earnings (loss) per share                                                   $      (.07) $       .34

     In May 1992, MEDIQ/PRN acquired ATI Medical, Inc. ('ATI'), one of its major competitors, for $23.9 million in cash including related expenses. The operations of ATI are included in the Consolidated Statements of Operations from the date of the acquisition. The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value at the date of the acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired of $21.3 million was recorded as goodwill and is amortized over twenty years.

NOTE C -- SALE OF ASSETS

  Since 1990, the Company has been implementing a strategic plan to reduce debt at the parent company level, deleverage primarily through divestitures, clarify corporate identity, enhance shareholder value and increase market liquidity.
In addition to the acquisitions discussed in Note B, the Company's efforts have resulted in the developments discussed below. The Company is also considering the sale and/or spin-off of additional businesses, however, the Company has not made a decision to sell or spin-off any specific subsidiary.

     MEDIQ Management Services, Inc. -- On September 30, 1994, the Company sold its rights under a management contract related to a kidney stone treatment center for $4 million in cash and $3 million contingent upon future results of operations. The sale resulted in a $4 million pretax gain which is included in 'other charges/credits' in the Consolidated Statements of Operations.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE C -- SALE OF ASSETS--(CONTINUED)
     MEDIQ Equipment and Maintenance Services, Inc. -- In August 1994, the Company merged its MEDIQ Equipment and Maintenance Services, Inc. ('MEMS') subsidiary with MMI Medical, Inc. ('MMI'), and the Company received approximately 2,000,000 shares of MMI common stock, or approximately 40% of the outstanding shares, and warrants to purchase at $6.25 per share an additional 325,000 shares of MMI common stock. No gain or loss resulted from the merger. It is anticipated that the Company will distribute shares of MMI common stock to MEDIQ shareholders.

     New West Eyeworks, Inc. -- In December 1993, the Company exercised warrants to purchase 229,518 shares of common stock of New West Eyeworks, Inc. ('New West') in connection with New West's initial public offering. The warrants were issued to the Company in 1988 together with $5.1 million of New West preferred stock as partial consideration for the sale of a business. In connection with the offering, the Company received $1.9 million, representing a partial redemption of the preferred shares, net proceeds from the sale of 82,500 shares of common stock and partial payment of accumulated preferred stock dividends and accrued interest. The Company received an additional 57,143 shares of New West common stock in payment of the balance of accumulated dividends and interest. The Company recorded income of $1.2 million in 1994 related to the sale of New West common stock and the payment of dividends and interest, which is included in 'other charges/credits' in the Consolidated Statements of Operations.

     PCI of Virginia, Inc. -- The Company sold PCI of Virginia, Inc. ('PCI/Virginia') to PCI Services, Inc. ('PCI'), effective January 1, 1993, for aggregate consideration of $2.3 million which approximated the Company's investment.

     Harrisburg Healthcare, Inc. -- In November 1992, the Company sold certain assets representing the durable medical equipment and respiratory therapy business, for a sale price of approximately $5.7 million in cash. The assets of this division were written-down to net realizable value, resulting in a pretax loss of approximately $4.0 million in fiscal 1992 which is included in 'other charges/credits' in the Consolidated Statements of Operations.

     Suburban Medical Services, Inc. -- In July 1992, the Company sold its institutional pharmacy supply operation for a sale price of $8.8 million in cash, resulting in a pretax gain of $3.0 million. This gain is included in 'other charges/credits' in the Consolidated Statements of Operations.

     MEDIQ Care, Inc. -- In April 1992, the Company sold MEDIQ Care, a manager of sub-acute services to hospitals, for a sale price of $5.4 million, resulting in a pretax gain of approximately $4.0 million. This gain is included in 'other charges/credits' in the Consolidated Statements of Operations.

NOTE D -- REAL ESTATE PARTNERSHIP

     The Company has a limited partnership interest in a real estate partnership relating to the construction of luxury life care condominium units in Marin County, California. The Company invested approximately $10.6 million, representing the Company's maximum required investment in the partnership. Proceeds from the current and anticipated future sales may not be sufficient to provide the necessary funds to complete the project and provide a return to the partners. As a result, the Company established a reserve of $10.6 million in 1992 for its investment. This reserve is included in 'other charges/credits' in the Consolidated Statements of Operations. The Company has no further obligation related to its partnership interest.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE E -- DISCONTINUED OPERATIONS
     In August 1993, the Company completed the tax-free distribution to the Company's shareholders of the stock of MHM, a provider of behavioral healthcare services. The distribution was accounted for as a dividend with a resultant reduction in consolidated stockholders' equity of $15.6 million, representing the Company's equity investment in MHM. In 1992, the Company determined that the value of goodwill related to MHM was impaired, other than temporarily. Accordingly, the carrying value of such goodwill was reduced to its estimated fair value resulting in a net charge of $15.3 million, which was included in discontinued operations. Revenues from MHM were $46.7 million and $46.4 million in 1993 and 1992, respectively.

     In connection with the distribution, the Company obtained a five-year note receivable from MHM for the balance of unpaid management fees and intercompany interest in the amount of $11.5 million. The note bears interest at a rate of prime (7.75% at September 30, 1994) plus 1.5%, with monthly interest payments for two years beginning October 1, 1993 and monthly principal and interest payments for the following three years, based on a fifteen year amortization period, with the balance due on August 31, 1998.

NOTE F -- PROPERTY, PLANT AND EQUIPMENT

                                                                                    SEPTEMBER 30,
                                                                               ------------------------
                                                                                  1994         1993
                                                                               -----------  -----------
                                                                                    (IN THOUSANDS)
Rental equipment                                                               $   211,373  $   161,707
Machinery and equipment                                                             41,125       41,369
Building and improvements                                                           18,937       31,296
Land                                                                                 2,200        2,200
                                                                               -----------  -----------
                                                                                   273,635      236,572
Less accumulated depreciation and amortization                                     100,256       81,489
                                                                               -----------  -----------
                                                                               $   173,379  $   155,083
                                                                               -----------  -----------
                                                                               -----------  -----------

     Depreciation and amortization expense related to property, plant and equipment was $24.8 million, $22.2 million and $17.9 million in 1994, 1993 and 1992, respectively.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE G -- NET INVESTMENT IN LEASES

     The Company, as lessor, leases two medical office buildings, which were financed with non-recourse debt (See Note J), for terms of 20 and 22 years. The components of the investment in these leases were as follows:

                                                                                     SEPTEMBER 30,
                                                                                  --------------------
                                                                                    1994       1993
                                                                                  ---------  ---------
                                                                                     (IN THOUSANDS)
Minimum rentals receivable                                                        $  57,322  $  32,888
Estimated unguaranteed residual values of leased property                               800        800
Less: unearned income                                                               (29,578)   (17,140)
                                                                                  ---------  ---------
Net investment in leases                                                          $  28,544  $  16,548
                                                                                  ---------  ---------
                                                                                  ---------  ---------

     Annual minimum aggregate lease payments to be received are as follows:

YEAR ENDING SEPTEMBER 30                                                        (IN THOUSANDS)
- ------------------------
1995                                                                            $     3,250
1996                                                                                  3,250
1997                                                                                  3,250
1998                                                                                  3,250
1999                                                                                  3,250
Thereafter                                                                           41,072
                                                                               -------------
                                                                                $    57,322
                                                                               -------------
                                                                               -------------

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE H -- ACCRUED EXPENSES

                                                                                    SEPTEMBER 30,
                                                                               ------------------------
                                                                                  1994         1993
                                                                               -----------  -----------
                                                                                    (IN THOUSANDS)
Interest                                                                       $     4,830  $     5,159
Payroll and related taxes                                                            3,432        4,129
Insurance                                                                            4,077        3,594
Other                                                                               15,715        9,444
                                                                               -----------  -----------
                                                                               $    28,054  $    22,326
                                                                               -----------  -----------
                                                                               -----------  -----------

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE I -- NOTES PAYABLE TO FINANCIAL INSTITUTIONS
     At September 30, 1994, the Company had $10.1 million outstanding under lines of credit aggregating $18 million. The lines bear interest at the prime rate (7.75% at September 30, 1994) to prime plus 1.75% and are secured primarily by certain accounts receivable. The amount of available credit fluctuates based upon the amount of eligible accounts receivable. Based upon management's analysis of accounts receivable, approximately $5.8 million of credit was available at September 30, 1994. The average amount outstanding under lines of credit in 1994 was $5.2 million and the weighted average interest rate computed on the monthly outstanding balance was 8.2%.

NOTE J -- LONG-TERM DEBT

Senior recourse debt consisted of the following:

                                                                                    SEPTEMBER 30,
                                                                               ------------------------
                                                                                  1994         1993
                                                                               -----------  -----------
                                                                                    (IN THOUSANDS)
Corporate debt:
  Revolving credit facility                                                    $    11,147  $       --
  Term loans payable in varying installments through 2005 at rates from prime
     (7.75% at September 30, 1994) to 12%                                            1,862        4,208
  Mortgage payable in installments through 1998 at a fixed rate of 10.25%            3,917        4,917
Subsidiary debt:
  11.125% senior secured notes due 1999                                            100,000      100,000
  Term loan payable monthly through 2000 at prime plus 2%                           43,000           --
  Term loans payable in varying installments through 1999 at rates from prime
     plus 1% to 13%                                                                 13,562        6,470
  Capital lease obligations payable in varying installments through 1999 at
     fixed rates from 8% to 16%                                                     19,699       14,371
                                                                               -----------  -----------
                                                                                   193,187      129,966
Less current portion                                                                26,408        9,804
                                                                               -----------  -----------
                                                                               $   166,779  $   120,162
                                                                               -----------  -----------
                                                                               -----------  -----------

Senior nonrecourse debt consisted of the following:

                                                                                    SEPTEMBER 30,
                                                                               ------------------------
                                                                                  1994         1993
                                                                               -----------  -----------
                                                                                    (IN THOUSANDS)
Subsidiary debt:
  Mortgages payable monthly through 2010 at fixed rates of 8.8%
    and 10.25%                                                                 $    27,369  $    24,901
  10.125% term loan payable monthly through 1997                                       833        1,084
                                                                               -----------  -----------
                                                                                    28,202       25,985
Less  current portion                                                                  905          603
                                                                               -----------  -----------
                                                                               $    27,297  $    25,382
                                                                               -----------  -----------
                                                                               -----------  -----------

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE J -- LONG-TERM DEBT--(CONTINUED)
Subordinated debt consisted of the following:

                                                                                    SEPTEMBER 30,
                                                                               ------------------------
                                                                                  1994         1993
                                                                               -----------  -----------
                                                                                    (IN THOUSANDS)
Corporate debt:
  7.5% exchangeable subordinated debentures due 2003                           $    34,500  $    34,500
  7.25% convertible subordinated debentures due 2006                                51,729       51,729
  6% convertible subordinated debentures due 1994                                       --       11,810
Subsidiary debt:
  10% subordinated notes due 2004                                                    8,547           --
  10% subordinated notes due 1999                                                    8,612           --
                                                                               -----------  -----------
                                                                                   103,388       98,039
Less current portion                                                                    --       11,810
                                                                               -----------  -----------
                                                                               $   103,388  $    86,229
                                                                               -----------  -----------
                                                                               -----------  -----------

     On September 30, 1994, in connection with the acquisition of the rental equipment inventory of KCI, the Company obtained financing consisting of: a $43.0 million term loan, $8.5 million of senior subordinated notes, $8.6 million of subordinated notes payable to KCI and two term loans aggregating $8.5 million payable to KCI. The $43.0 million term loan is payable in seventy-two equal monthly payments of approximately $600,000 commencing January 1, 1995. Interest on the term loan is payable monthly at the prime rate plus 2%, or at the Company's option, a rate equal to the adjusted Eurodollar rate plus 4.25%. The term loan is collateralized by all of the acquired equipment. The $8.5 million of senior subordinated notes, which have a face value of $10 million, include warrants which allow the holders to purchase, in the aggregate, up to 10% of the common stock of MEDIQ/PRN for a nominal amount. Interest on the notes of 10% is payable semi-annually on April 1 and October 1. Annual principal payments on the notes of $1.0 million commence April 1, 2000, with the remaining principal balance payable on October 1, 2004. The $8.6 million of subordinated notes payable to KCI mature on September 30, 1999 and bear interest at 10%, commencing April 1, 1996. The first term loan, in the principal amount of $3.0 million, is payable to KCI in ten equal monthly installments with interest at 8%, commencing December 31, 1994. The second term loan, in the principal amount of $5.5 million, is non-interest bearing and payable to KCI over ten equal monthly installments commencing December 31, 1994.
The subordinated notes payable to KCI and certain of the term notes are carried net of related discounts. The MHM note receivable is pledged as collateral for the Company's obligations to KCI.

     In October 1993, the Company entered into an agreement with a commercial bank for a $7.5 million revolving credit facility, which was increased to $13.4 million in August 1994. This credit facility bears interest at prime plus 1% and expires October 1995, at which time the Company may convert the outstanding balance to a term note payable over thirty-six months. At September 30, 1994, the Company had $11.1 million outstanding and $2.1 million of letters of credit under this facility. This facility is secured by a portion of the shares of common stock of NutraMax and PCI owned by the Company.

     In September 1994, in connection with the acquisition of equipment from KCI, MEDIQ/PRN amended the indenture related to its outstanding $100 million of 11.125% senior secured notes to provide for an increase in the interest rate on the notes to 12.125% commencing after September 1995 under certain circumstances. Interest on the notes is payable semi-annually on January 1 and July 1. The notes, which are collateralized by certain of MEDIQ/PRN's assets, are redeemable at the option of MEDIQ/PRN in whole or in part on or after July 1, 1997 at specified redemption prices, plus accrued interest. MEDIQ/PRN is obligated to make offers to purchase the senior secured notes under certain circumstances. At September 30, 1994, MEDIQ/PRN was not required to offer to repay any portion of the senior secured notes. The Company's ability to obtain cash from MEDIQ/PRN is limited by provisions in certain of MEDIQ/PRN's debt agreements. For 1994 and 1993, such provisions did not permit MEDIQ/PRN to pay any dividends to the Company.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE J -- LONG-TERM DEBT--(CONTINUED)
     Nonrecourse debt is collateralized by the leased property and an assignment of the rental payments thereunder. In the event of default by the lessee, the lender's recourse against the Company is limited solely to the collateral covered by the assigned leases. Lease receivables and equipment securing non-recourse debt amounted to $30.5 million as of September 30, 1994.

     The 7.5% debentures are exchangeable for an aggregate of 2,255,000 shares of NutraMax common stock owned by the Company, or an equivalent of $15.30 per share, and are redeemable in whole or in part at the option of the Company after July 1996. Interest is payable semi-annually on January 15 and July 15.

     The 7.25% debentures are convertible at any time prior to maturity into shares of the common stock of the Company at $7.50 per share. Interest is payable semi-annually on June 1 and December 1. Annual sinking fund payments equal to 10% of the principal commence in June 1997. The Company is also required to offer to repurchase a portion of the debentures if stockholders' equity is $40 million or less at the end of two consecutive fiscal quarters. For the quarters ended June 30, 1994 and September 30, 1994, the Company's stockholders' equity was less than $40 million. The requirement to repurchase debentures at December 31, 1994 and the potential requirement to repurchase debentures at June 30, 1995 (if stockholders' equity continues to be less than $40 million) were satisfied through the Company's previous acquisition of $23.3 million principal amount of debentures. If stockholders' equity continues to be less than $40 million, the Company may be required to repurchase approximately $10.5 million of debentures on December 31, 1995 and $11.25 million of debentures semi-annually thereafter until all debentures are repurchased or stockholders' equity is more than $40 million.

    The Company incurred prepayment premiums in connection with repayments of debt resulting in an extraordinary charge of $1.5 million, or $1.0 million net of taxes, in 1993 and $10.1 million, or $6.7 million net of taxes, in 1992.

     Certain of the Company's loan agreements require the maintenance of specified financial ratios and impose financial limitations. At September 30, 1994, the Company either complied with or obtained the necessary waivers from its lenders regarding these ratios and limitations. As of September 30, 1994, the terms of one of the Company's loan agreements did not permit the payment of dividends or the purchase of the Company's stock. Restricted net assets of consolidated subsidiaries aggregated approximately $30.0 million at September 30, 1994.

     Maturities of long-term debt are as follows:

YEAR ENDING SEPTEMBER 30,                         RECOURSE    NON-RECOURSE   SUBORDINATED     TOTAL
- -----------------------------------------------  -----------  -------------  ------------  -----------
                                                                    (IN THOUSANDS)
1995                                             $    26,408   $       905    $       --   $    27,313
1996                                                  17,199           998            --        18,197
1997                                                  15,994         1,013         5,173        22,180
1998                                                  14,420           840         5,173        20,433
1999                                                 108,424           925         5,173       114,522
Thereafter                                            10,742        23,521        87,869       122,132
                                                 -----------  -------------  ------------  -----------
                                                 $   193,187   $    28,202    $  103,388   $   324,777
                                                 -----------  -------------  ------------  -----------
                                                 -----------  -------------  ------------  -----------

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE K -- COMMITMENTS AND CONTINGENCIES

     Leases -- The Company leases certain equipment, automobiles and office space. The future minimum lease payments under noncancelable operating leases and capital leases are as follows:

                                                                                CAPITAL   OPERATING
YEAR ENDING SEPTEMBER 30,                                                       LEASES     LEASES
- -----------------------------------------------------------------------------  ---------  ---------
                                                                                  (IN THOUSANDS)
1995                                                                           $   9,716  $   6,090
1996                                                                               5,271      4,037
1997                                                                               4,356      2,572
1998                                                                               2,614      1,299
1999 and thereafter                                                                1,339      1,417
                                                                               ---------  ---------
Total minimum lease payments                                                   $  23,296  $  15,415
                                                                                          ---------
                                                                                          ---------
Amount representing interest                                                       3,597
                                                                               ---------
Present value of minimum lease payments                                        $  19,699
                                                                               ---------
                                                                               ---------

     Total rent expense under operating leases was $7.9 million, $8.2 million and $7.3 million in 1994, 1993 and 1992, respectively. The leases, which are for terms of up to 10 years, contain options to renew for additional periods.

     At September 30, 1994, rental equipment and machinery and equipment included assets under capitalized lease obligations of $37.0 million, less accumulated amortization of $16.5 million.

     Purchase Commitments -- MEDIQ/PRN has agreed to purchase from one of its vendors certain rental equipment parts and supplies, and to obtain certain remanufacturing services from the vendor in the aggregate amount of approximately $5.7 million through 1997.


     Legal Proceedings -- MEDIQ Mobile X-Ray Services, Inc. ('Mobile X-Ray') and one of its subsidiaries have been notified that certain prior billing practices under the Medicare program are under investigation by the United States Attorney for the Middle District of Pennsylvania. The billing practices under investigation, which ceased in February 1993, were related to services performed prior to mid-1992. The Company believes that a likely resolution of this matter would involve prior year rate adjustments and a payment by Mobile X-Ray and/or its subsidiary. Accordingly, the Company has increased its reserve for prior year rate adjustments in respect of this matter. Mobile X-Ray and its subsidiary have also been advised that such resolution would not impair their ability to continue participation in the Medicare program. While it is expected that this matter will not have a material adverse affect on the Company, there can be no assurances to that effect.

    In addition, the Company has pending several legal claims incurred in the normal course of business, which in the opinion of management, will not have a material adverse effect on the Company's consolidated financial statements.

NOTE L -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     Estimated fair value of financial instruments is provided in accordance with the requirements of SFAS No. 107, 'Disclosures About Fair Value of Financial Instruments'. The estimated fair value amounts have been determined by the Company using available market information and appropriate methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

          Cash and cash equivalents, accounts receivable and accounts payable -- The carrying amounts of these items are an estimate of their fair values at September 30, 1994.

          Note receivable from MHM -- The carrying amount of the Company's note receivable from MHM of $11.5 million is a reasonable estimate of its fair value since the receivable earns interest based upon the prime rate.

          Long-term investments -- The Company had long-term investments in common stock with an aggregate carrying amount of $1.0 million and a fair value of $1.5 million, which is based on quoted market

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE L -- FAIR VALUE OF FINANCIAL INSTRUMENTS--(CONTINUED) prices. In addition, it was not practicable to estimate the fair value of an investment in preferred stock which is carried at cost of approximately $4.0 million as a result of the absence of quoted market prices and the excessive cost involved in determining such fair value.

          Long-term debt (excluding capital lease obligations) -- The fair value of the Company's publicly traded debt is based on quoted market prices. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available. The carrying amount and estimated fair value of long-term debt are $305.1 million and $278.6 million, respectively.

     The fair value estimates presented herein are based on information available to management as of September 30, 1994, and have not been comprehensively revalued for purposes of these financial statements since that date. Current estimates of fair value may differ significantly from the amounts presented herein.

NOTE M -- COMMON AND PREFERRED STOCK

     Series A preferred stock is convertible on a one-for-one basis into shares of common stock, votes generally with the common stock as a single class, and in all such votes, has ten votes per share. The preferred stock participates in cash dividends at a rate equal to 60% of the amount paid on the common stock and has a $.50 per share preference in the event of dissolution or liquidation.

     Cash dividends of $.03 per share on the common stock and $.018 per share on the preferred stock were paid for the first, second and third quarters of 1994 and quarterly in 1993.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE N -- INCOME TAXES

      Income tax benefit consisted of the following:

                                                                          YEAR ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                         1994       1993       1992
                                                                       ---------  ---------  ---------
                                                                               (IN THOUSANDS)
Current:
  Federal                                                              $      --  $  (2,836) $  (4,896)
  State                                                                       41        199        499
                                                                       ---------  ---------  ---------
                                                                              41     (2,637)    (4,397)
                                                                       ---------  ---------  ---------
Deferred:
  Federal                                                                 (4,685)      (370)     4,280
  State                                                                      599      1,383       (470)
                                                                       ---------  ---------  ---------
                                                                          (4,086)     1,013      3,810
                                                                       ---------  ---------  ---------
Total income tax benefit                                               $  (4,045) $  (1,624) $    (587)
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

     The differences between the Company's income tax benefit and the income tax expense (benefit) computed using the U.S. federal income tax rate were as follows:

                                                                          YEAR ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                         1994       1993       1992
                                                                       ---------  ---------  ---------
                                                                               (IN THOUSANDS)
Statutory federal tax                                                  $  (3,863) $     677  $   2,037
State income taxes, net of federal income tax benefit                        422      1,044        717
Goodwill amortization                                                        582        508        606
Effects of dispositions of subsidiaries                                   (1,174)         6     (2,651)
Utilization of alternative minimum tax credits                                --     (2,858)        --
Undistributed earnings of unconsolidated affiliates                           --     (1,182)    (1,377)
Other items -- net                                                           (12)       181         81
                                                                       ---------  ---------  ---------
Income tax benefit                                                     $  (4,045) $  (1,624) $    (587)
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

     Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                                               SEPTEMBER 30,
                                                                                   1994
                                                                               --------------
LIABILITIES                                                                    (IN THOUSANDS)
  Depreciation                                                                  $    29,559
  Intangible assets                                                                   9,800
  Accrued expenses                                                                      570
  Prepaid expenses                                                                      564
  Other                                                                               4,649
                                                                               -------------
    Gross deferred tax liabilities                                                   45,142

ASSETS
  Net operating and capital losses                                                   23,250
  Accrued expenses and reserves                                                       8,129
  Intangible assets                                                                   3,917
  Other                                                                               7,248
                                                                               -------------
    Gross deferred tax assets                                                        42,544
Valuation allowance                                                                  (3,025)
                                                                               -------------
                                                                                     39,519
                                                                               -------------
Net deferred tax liability                                                      $     5,623
                                                                               -------------
                                                                               -------------

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE N -- INCOME TAXES--(CONTINUED)
     Under the provisions of SFAS No. 96, the deferred tax expense for 1993 of $1.0 million resulted principally from depreciation and amortization of $2.9 million, allowance for doubtful accounts of $1.5 million, accrued expenses of $1.9 million, differences between book and tax gains and losses of $1.6 million and equity participation of $1.2 million, partially offset by net operating loss carryforwards of $5.8 million and the reduction of alternative minimum tax accrual of $2.9 million. The deferred tax expense for 1992 of $3.8 million resulted principally from depreciation and amortization of $1.8 million and equity participation of $4.9 million, partially offset by differences between book and tax gains and losses of $3.0 million.

     Deferred taxes of $1.5 million and $.3 million were recorded in 1994 and 1993, respectively, for the undistributed earnings of unconsolidated affiliates.

     At September 30, 1994, for income tax purposes, the Company had alternative minimum tax credit carryforwards of approximately $5.0 million, net operating loss carryforwards of $37.6 million expiring through 2009, and capital loss carryforwards of $21.0 million expiring in 1998. State net operating loss carryforwards were $50.4 million, expiring through 2009. The Company also had a carryforward of Investment Tax Credit and Rehabilitation Tax Credit of $.5 million expiring through 2003.

NOTE O -- RELATED PARTY TRANSACTIONS

    In 1994, the Company paid legal fees of approximately $250,000 to a law firm of which the Company's Chairman of the Board of Directors is a partner.

    The Company derived revenues of $327,000, $225,000 and $200,000 in 1994, 1993 and 1992, respectively, pursuant to agreements to provide financial management, legal and risk management services to PCI, NutraMax and MHM.

     Effective October 1, 1991, PCI transferred by dividend all of the capital stock of PCI/Virginia to the Company at net book value, or approximately $2.0 million. In January 1993, the Company sold PCI/Virginia to PCI for aggregate consideration of $2.3 million which approximated the Company's investment. In addition, the Company assigned to PCI a purchase option to acquire the real estate leased by PCI/Virginia, in consideration for which PCI reimbursed the Company for a $1.0 million deposit.

NOTE P -- STOCK OPTIONS

     Under the Company's stock option plans, options may be granted to officers and key employees of the Company and its subsidiaries. No option may be granted for a term in excess of ten years from the date of grant. As of September 30, 1994, all incentive and non-qualified stock options were exercisable under the plan. The exercise prices of outstanding options represented the fair market value at dates of grant. The Company's Board of Directors has reserved a sufficient number of shares for the exercise of outstanding stock options.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE P -- STOCK OPTIONS--(CONTINUED)
     In August 1993, the Company's Board of Directors reduced the exercise prices of certain outstanding stock options in connection with the distribution of MHM. A summary of the Company's stock option plan activity for common and preferred shares for the three years ended September 30, 1994 follows:

                                                                          NUMBER OF       OPTION PRICE
                                                                           SHARES           PER SHARE
                                                                       ---------------  -----------------
                                                                       (IN THOUSANDS)
Outstanding at October 1, 1991                                                2,262      $2.45 to $7.50
  Exercised                                                                     (35)     $3.13 to $4.00
  Terminated                                                                   (318)     $3.13 to $7.50
                                                                            -------
Outstanding at September 30, 1992                                             1,909      $2.45 to $5.16
  Exercised                                                                    (172)     $3.13 to $5.16
  Terminated                                                                    (32)     $2.45 to $4.09
                                                                            -------
Outstanding at September 30, 1993                                             1,705      $2.73 to $4.51
  Exercised                                                                    (114)          $3.06
  Terminated                                                                   (149)     $2.73 to $4.51
                                                                            -------
Outstanding at September 30, 1994                                             1,442      $2.73 to $4.51
                                                                            -------
                                                                            -------

NOTE Q -- PENSION PLAN

     The Company maintains a noncontributory pension plan which provides retirement benefits to substantially all employees. Employees generally are eligible to participate in the plan after one year of service and become fully vested after five years of service. The plan provides defined benefits based on years of credited service and compensation. The Company makes contributions that are sufficient to fully fund its actuarially determined cost, generally equal to the minimum amounts required by ERISA. Assets of the plan consist primarily of stocks, bonds and annuities.

     Net periodic pension expense is comprised the following:

                                                                             YEAR ENDED SEPTEMBER 30,
                                                                          -------------------------------
                                                                            1994       1993       1992
                                                                          ---------  ---------  ---------
                                                                                  (IN THOUSANDS)
Service cost -- benefits earned during the period                         $   1,193  $   1,220  $   1,190
Interest cost on projected benefit obligation                                   894        836        720
Actual return on plan assets                                                   (436)      (713)      (598)
Net amortization and deferrals                                                 (331)        45          5
                                                                          ---------  ---------  ---------
Net periodic pension expense                                              $   1,320  $   1,388  $   1,317
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE Q -- PENSION PLAN--(CONTINUED)
     The following table presents the funded status of the Company's pension plan and the amounts reflected in the Consolidated Balance Sheets:

                                                                                 SEPTEMBER 30,
                                                                             ----------------------
                                                                                1994        1993
                                                                             ----------  ----------
                                                                                 (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefits                                                            $   (9,532) $  (10,188)
                                                                             ----------  ----------
                                                                             ----------  ----------
  Accumulated benefit obligation                                             $  (10,502) $  (12,098)
                                                                             ----------  ----------
                                                                             ----------  ----------
Projected benefit obligation                                                 $  (12,261) $  (13,002)
Plan assets at fair value                                                        10,095      10,238
                                                                             ----------  ----------
Projected benefit obligation in excess of plan assets                            (2,166)     (2,764)
Unrecognized net (gain) loss                                                     (1,054)        810
Balance of unrecorded transition obligation                                         701         755
Adjustment to recognize minimum required liability                                   --        (660)
                                                                             ----------  ----------
Accrued pension liability                                                    $   (2,519) $   (1,859)
                                                                             ----------  ----------
                                                                             ----------  ----------

     The actuarial assumptions used in determining net periodic pension costs were:

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                           -------------------------------------
                                                                              1994         1993         1992
                                                                              -----        -----        -----
Discount rate                                                                   8%           7%           8%
Expected long-term return on plan assets                                        8%           8%           8%
Weighted average rate of increase in compensation levels                      4.5%         4.5%         5.5%

NOTE R -- BUSINESS SEGMENT DATA

     The table below sets forth, for the three years ended September 30, 1994, an analysis of the Company's operations by business segment.

                                                                        YEAR ENDED SEPTEMBER 30,
                                                                  -------------------------------------
                                                                      1994         1993         1992
                                                                  -----------  -----------  -----------
                                                                             (IN THOUSANDS)
Revenues:
  MEDIQ/PRN                                                       $    74,944  $    76,527  $    56,898
  Diagnostic Imaging Services Group                                    48,481       45,368       41,746
  MEDIQ Equipment and Maintenance Services                             15,665       16,875       15,430
  Other operating subsidiaries                                         26,591       33,356       65,408
                                                                  -----------  -----------  -----------
                                                                      165,681      172,126      179,482
  Other                                                                 4,723        5,590        5,247
Intersegment eliminations                                              (2,323)      (2,882)      (2,582)
                                                                  -----------  -----------  -----------
Consolidated revenues                                             $   168,081  $   174,834  $   182,147
                                                                  -----------  -----------  -----------
                                                                  -----------  -----------  -----------

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE R -- BUSINESS SEGMENT DATA--(CONTINUED)

                                                                          YEAR ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                         1994       1993       1992
                                                                       ---------  ---------  ---------
                                                                               (IN THOUSANDS)
Operating income (loss):
  MEDIQ/PRN                                                            $   5,103  $  13,163  $  12,432
  Diagnostic Imaging Services Group                                         (587)     6,881      9,553
  MEDIQ Equipment and Maintenance Services                                  (488)    (1,280)    (1,459)
  Other operating subsidiaries                                             1,358        910        968
                                                                       ---------  ---------  ---------
                                                                           5,386     19,674     21,494
  Other (principally corporate overhead)                                  (3,716)    (4,360)    (6,849)
  Intersegment eliminations                                                  255        152       (185)
                                                                       ---------  ---------  ---------
Consolidated operating income                                          $   1,925  $  15,466  $  14,460
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

                                                                              SEPTEMBER 30,
                                                                  -------------------------------------
                                                                     1994         1993         1992
                                                                  -----------  -----------  -----------
Identifiable assets:
  MEDIQ/PRN                                                       $   245,194  $   163,548  $   159,883
  Diagnostic Imaging Services Group                                    48,491       40,177       54,399
  MEDIQ Equipment and Maintenance Services                                 --       14,166       12,367
  Other operating subsidiaries                                         16,477       17,284       22,023
                                                                  -----------  -----------  -----------
                                                                      310,162      235,175      248,672
  Other                                                               118,933(1)   119,584       89,231
  Discontinued operations                                                  --           --       15,416
  Intersegment eliminations                                            (2,702)      (3,498)      (4,484)
                                                                  -----------  -----------  -----------
Consolidated assets                                               $   426,393  $   351,261  $   348,835
                                                                  -----------  -----------  -----------
                                                                  -----------  -----------  -----------

- ------------------

(1) The significant components of other identifiable assets in fiscal 1994 were investments in unconsolidated affiliates -- $47.7 million; net investment in lease -- $28.5 million; property, plant and equipment -- $13.1 million; note receivable from MHM -- $11.5 million; and long-term investments -- $5.0 million.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE R -- BUSINESS SEGMENT DATA--(CONTINUED)

                                                                         YEAR ENDED SEPTEMBER 30,
                                                                      -------------------------------
                                                                        1994       1993       1992
                                                                      ---------  ---------  ---------
                                                                              (IN THOUSANDS)
Capital expenditures:
  MEDIQ/PRN                                                           $  13,211  $  21,935  $  17,490
  Diagnostic Imaging Services Group                                       2,921      2,643      2,773
  MEDIQ Equipment and Maintenance Services                                  108      2,891      1,750
  Other operating subsidiaries                                              912        702      2,010
                                                                      ---------  ---------  ---------
                                                                         17,152     28,171     24,023
  Other                                                                   2,956     10,769      3,889
                                                                      ---------  ---------  ---------
Total capital expenditures                                            $  20,108  $  38,940  $  27,912
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------
Depreciation and amortization expense:
  MEDIQ/PRN                                                           $  20,316  $  17,377  $  11,242
  Diagnostic Imaging Services Group                                       4,020      3,097      2,910
  MEDIQ Equipment and Maintenance Services                                1,248      1,224        736
  Other operating subsidiaries                                            1,408      1,771      2,743
                                                                      ---------  ---------  ---------
                                                                         26,992     23,469     17,631
  Other                                                                   1,093      1,510      2,201
                                                                      ---------  ---------  ---------
Total depreciation and amortization expense                           $  28,085  $  24,979  $  19,832
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

NOTE S -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data (in thousands except per share data) for 1994 and 1993 is as follows:

                                                            FIRST     SECOND      THIRD     FOURTH
1994                                                       QUARTER    QUARTER    QUARTER    QUARTER
- --------------------------------------------------------  ---------  ---------  ---------  ---------
Revenues                                                  $  40,473  $  44,974  $  43,043  $  39,591
Operating income (loss)                                       1,270      5,068        743     (5,156)
Net income (loss)                                            (1,262)       174     (2,849)    (3,381)
Net income (loss) per share                                    (.05)       .01       (.12)      (.14)

                                                           FIRST     SECOND      THIRD      FOURTH
1993                                                      QUARTER    QUARTER    QUARTER    QUARTER
- -------------------------------------------------------  ---------  ---------  ---------  -----------
Revenues                                                 $  46,107  $  45,590  $  42,902   $  40,235
Operating income                                             5,172      5,477      4,524         293
Income from continuing operations                            1,712        779        968         155
Income (loss) from discontinued operations                     247        442        149        (203)
Extraordinary charge, early retirement of debt                 (45)      (293)      (615)         --
Net income (loss)                                            1,914        928        502         (48)
Earnings per share:
Income from continuing operations                              .07        .03        .04         .01
Income (loss) from discontinued operations                     .01        .02        .01        (.01)
Extraordinary charge, early retirement of debt                  --       (.01)      (.03)         --
Net income                                                     .08        .04        .02          --

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE T -- INVESTMENTS IN UNCONSOLIDATED AFFILATES

     As of September 30, 1994, the Company's investments in unconsolidated affiliates consisted of NutraMax Products, Inc., PCI Services, Inc. and MMI Medical, Inc. The following summary presents the Company's approximate ownership interest, carrying value and market value as of September 30.

                                                         1994                                   1993
                                         -------------------------------------  -------------------------------------
                                            OWNERSHIP     CARRYING    MARKET       OWNERSHIP     CARRYING    MARKET
                                            INTEREST        VALUE      VALUE       INTEREST        VALUE      VALUE
                                         ---------------  ---------  ---------  ---------------  ---------  ---------
                                                                        (IN THOUSANDS)
PCI                                            47%        $  21,861    $18,688           42%     $  20,357  $  27,312
NutraMax                                       47%           16,477     41,887           48%        14,336     60,559
MMI                                            40%            9,392      8,584            --            --         --
                                                          ---------  ---------                   ---------  ---------
                                                          $  47,730    $69,159                   $  34,693  $  87,871
                                                          ---------  ---------                   ---------  ---------
                                                          ---------  ---------                   ---------  ---------

     The Company's ownership interest in NutraMax may decrease in the future in the event that certain of the Company's outstanding debentures are exchanged into shares of NutraMax common stock owned by the Company. Assuming the Company does not elect to pay cash, the effect of the exchange of all of such debentures would decrease the Company's ownership interest of NutraMax to approximately 21%.

     Gains (losses) on issuances of stock by unconsolidated affiliates were ($.7) million, $3.5 million and $14.5 million in 1994, 1993 and 1992, respectively. The gain in 1992 resulted from PCI's initial public offering. Undistributed earnings from unconsolidated affiliates were $13.3 million as of September 30, 1994.

     Summarized consolidated financial information for NutraMax and PCI is presented below. MMI's results from the date of the merger to September 30, 1994 were not significant to the Company.

     NutraMax Products, Inc. -- Condensed Consolidated Balance Sheets

                                                                                   OCT. 1,    OCT. 2,
                                                                                    1994       1993
                                                                                  ---------  ---------
                                                                                     (IN THOUSANDS)
ASSETS:
Total current assets                                                              $  21,467  $  12,897
Property and equipment, net                                                          22,499      9,748
Goodwill, net                                                                        14,541      8,790
Other assets                                                                          1,943      1,772
                                                                                  ---------  ---------
                                                                                  $  60,450  $  33,207
                                                                                  ---------  ---------
                                                                                  ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Total current liabilities                                                         $   8,295  $   3,194
Long term debt, less current maturities                                              16,183         --
Deferred income taxes and other liabilities                                           1,215         60
Stockholders' equity                                                                 34,757     29,953
                                                                                  ---------  ---------
                                                                                  $  60,450  $  33,207
                                                                                  ---------  ---------
                                                                                  ---------  ---------

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE T -- INVESTMENTS IN UNCONSOLIDATED AFFILIATES--(CONTINUED)
     NutraMax Products, Inc. -- Condensed Consolidated Statements of Operations

                                                                                YEAR ENDED
                                                                      -------------------------------
                                                                       OCT. 1,    OCT. 2,   SEPT. 30,
                                                                        1994       1993       1992
                                                                      ---------  ---------  ---------
                                                                              (IN THOUSANDS)
Net sales                                                             $  55,958  $  31,144  $  25,151
Cost of sales                                                            38,752     19,598     13,908
                                                                      ---------  ---------  ---------
Gross profit                                                             17,206     11,546     11,243
Operating expenses                                                        9,281      5,928      5,715
                                                                      ---------  ---------  ---------
Operating income                                                          7,925      5,618      5,528
Other credits (charges)                                                    (833)       251        338
                                                                      ---------  ---------  ---------
Income before income tax expense                                          7,092      5,869      5,866
Income tax expense                                                        2,832      2,350      2,397
                                                                      ---------  ---------  ---------
Net income                                                            $   4,260  $   3,519  $   3,469
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

     PCI Services, Inc. -- Condensed Consolidated Balance Sheets

                                                                                     SEPTEMBER 30,
                                                                                  --------------------
                                                                                    1994       1993
                                                                                  ---------  ---------
                                                                                     (IN THOUSANDS)
ASSETS:
Total current assets                                                              $  28,301  $  28,878
Property, plant and equipment, net                                                   44,145     40,900
Goodwill, net                                                                         9,857      9,589
Other assets                                                                          1,124        755
                                                                                  ---------  ---------
                                                                                  $  83,427  $  80,122
                                                                                  ---------  ---------
                                                                                  ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Total current liabilities                                                         $  17,706  $  16,061
Long-term debt, less current maturities                                              14,760     11,577
Deferred income taxes and other liabilities                                           3,617      4,130
Stockholders' equity                                                                 47,344     48,354
                                                                                  ---------  ---------
                                                                                  $  83,427  $  80,122
                                                                                  ---------  ---------
                                                                                  ---------  ---------

     PCI Services, Inc. -- Condensed Consolidated Statements of Operations

                                                                        YEAR ENDED SEPTEMBER 30,
                                                                   -----------------------------------
                                                                      1994         1993        1992
                                                                   -----------  -----------  ---------
                                                                             (IN THOUSANDS)
Net revenue                                                        $   121,177  $   111,272  $  75,430
Cost of goods sold                                                      96,092       86,932     58,097
                                                                   -----------  -----------  ---------
Gross profit                                                            25,085       24,340     17,333
Operating expenses                                                      17,561       15,344      8,903
                                                                   -----------  -----------  ---------
Income before income tax expense                                         7,524        8,996      8,430
Income tax expense                                                       2,168        2,841      3,114
                                                                   -----------  -----------  ---------
Net income                                                         $     5,356  $     6,155  $   5,316
                                                                   -----------  -----------  ---------
                                                                   -----------  -----------  ---------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     The information required to be included herein has been incorporated by reference to the Company's proxy statement relating to the Annual Meeting of Stockholders expected to be held in early 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this portion of Item 14 is submitted as a separate section of this report.

(a)(2) FINANCIAL STATEMENT SCHEDULES

     Included in Part IV of this report:

        Schedule III -- Condensed Financial Information of Registrant
        Schedule VIII -- Valuation and Qualifying Accounts and Reserves

Other Schedules are omitted because of the absence of conditions under which they are required.

(a)(3) EXHIBITS

     The exhibits are listed in the Index to Exhibits appearing below.

(b) REPORTS ON FORM 8-K:

     A current report on Form 8-K was filed on September 1, 1994 to report, pursuant to Item 5 of the Form, the execution of the acquisition agreement between the Company and Kinetics Concepts, Inc. The Company's news release, dated August 23, 1994, was filed as an exhibit to the Current Report.

(c) EXHIBITS

EXHIBIT #   DESCRIPTION                                         INCORPORATION REFERENCE
- ----------  -----------------------------------------------     --------------------------------------------
2.1         Agreement of Merger and Plan of                     Exhibit 2 to Current Report on Form 8-K filed
            Reorganization among MMI  Medical, Inc.,            June 9, 1994.
            MMI Acquisition Subsidiary, Inc., MEDIQ
            and MEDIQ Equipment and Maintenance Services,
            Inc., dated May 18, 1994.

2.2         Asset Purchase Agreement dated August 23, 1994 by   Exhibit 2.1 to Current Report on Form 8-K filed
            and among Kinetic Concepts, Inc., KCI Therapeutic   October 14, 1994.
            Services, Inc., MEDIQ, PRN Holdings, Inc. and
            MEDIQ/PRN Life Support Service-I, Inc.

2.3         Amendment No. 1 to Asset Purchase Agreement dated   Exhibit 2.2 to Current Report on Form 8-K filed
            September 30, 1994 by and among Kinetic Concepts,   October 14, 1994.
            Inc., KCI Therapeutic Services, Inc., MEDIQ, PRN
            Holdings, Inc., and MEDIQ/PRN Life Support
            Services-I, Inc.

3.1         Certificate of Incorporation.                       Exhibit 3.1 to Annual Report on Form 10-K filed
                                                                on December 30, 1985.

3.2         Amendment to Certificate of Incorporation           Exhibit 3.2 to Annual Report on Form 10-K
                                                                for fiscal 1993.

3.3         By-Laws.                                            Exhibit 3.2 to S-1 Registration Statement No.
                                                                2-75550 originally filed on December 30, 1981.

4.1         Indenture dated as of June 1, 1986 between          Exhibit 4.1 to S-2 Registration Statement No.
            MEDIQ and Mellon Bank N.A. for 7.25%                33-5089 originally filed on May 2, 1986, as
            Convertible Subordinated Debentures due 2006.       amended.

4.2         7.25% Convertible Subordinated Debenture due        Exhibit 4.2 to S-2 Registration Statement No.
            2006.                                               33-5089 originally filed on May 2, 1986, as
                                                                amended.

4.3         Certificate of Designation for Series A             Exhibit 4.4 to S-2 Registration Statement No.
            Preferred Stock of MEDIQ.                           33-5089 originally filed on May 2, 1986, as
                                                                amended.

4.4         Agreement with the American Stock Exchange,         Exhibit 4.5 to S-2 Registration Statement No.
            Inc.                                                33-5089 originally filed on May 2, 1986, as
                                                                amended.

4.5         Indenture, dated as of July 1, 1993 between         Exhibit 4.1 to S-2 Registration Statement No.
            MEDIQ and First Fidelity Bank, N.A. for 7.5%        33-61724 originally filed April 28, 1993, as
            Exchangeable Subordinated Debentures due 2003       amended.

4.6         7.5% Exchangeable Subordinated Debentures due       Exhibit 4.2 to S-2 Registration Statement No.
            2003                                                33-61724 originally filed April 28, 1993, as
                                                                amended.

4.7(a)      Warrant Agreement, dated as of May 29, 1992         Exhibit 4.5 to the Form S-1 Registration
            among MEDIQ, MEDIQ/PRN Life Support Services,       Statement of MEDIQ/PRN  Life Support
            Inc. and Internationale Nederlanden Bank, N.V.,     Services, Inc. (File No. 33-47787)
            New York Branch

4.7(b)      Warrant issued to Internationale Nederlanden        Exhibit 4.6 to the Form S-1 Registration
            (US) Finance Corporation                            Statement of MEDIQ/PRN Life Support
                                                                Services, Inc. (File No. 33-47787)

4.8(a)      Indenture, dated as of July 6, 1992, between        Exhibit 4.1 to the Form 10-K Annual
            MEDIQ/PRN and United Jersey Bank, as trustee.       Report of MEDIQ/PRN Life Support Services,
                                                                Inc. for fiscal 1992.

4.8(b)      Supplemental Indenture, dated as of September       Filed herewith.
            30, 1994, between MEDIQ/PRN and United
            Jersey Bank, as Trustee filed herewith.

4.9(a)      Revolving Credit Loan Agreement, dated as of        Exhibit 10.12 of the Annual Report
            October 14, 1993, between MEDIQ, MEDIQ              Report on Form 10-K for fiscal 1993.
            Investment Services, Inc. and United Jersey
            Bank/South, N.A.

4.9(b)      Amendment No. 1 to Revolving Credit Loan Agreement  Filed herewith.
            between MEDIQ, MEDIQ Investment Services, Inc. and
            United Jersey Bank, N.A., dated August 9, 1994.

4.9(c)      Amendment No. 2 to Revolving Credit Loan Agreement  Filed herewith.
            between MEDIQ, MEDIQ Investment Services, Inc. and
            United Jersey Bank, N.A., dated September 29,
            1994.

4.9(d)      Second Amended and Restated Revolving Credit Note,  Filed herewith.
            dated September 29, 1994, in the principal amount of $13,400,000.

4.10(a)     Promissory Note dated September 30, 1994 in the     Exhibit 4.1 to Current Report on Form 8-K
            principal amount of $2,000,000 payable by PRN       filed on October 14, 1994.
            Holdings, Inc. to the order of KCI Therapeutic
            Services, Inc.

4.10(b)     Promissory Note dated September 30, 1994 in the     Exhibit 4.2 to Current Report on Form 8-K
            principal amount of $3,000,000 payable by PRN       filed on October 14, 1994.
            Holdings, Inc. to the order of KCI Therapeutic
            Services, Inc.

4.10(c)     Promissory Note dated September 30, 1994 in the     Exhibit 4.3 to Current Report on Form 8-K
            principal amount of $5,000,000 payable by PRN       filed on October 14, 1994.
            Holdings, Inc. to the order of KCI Therapeutic
            Services, Inc.

4.10(d)     Promissory Note dated September 30, 1994 in the     Exhibit 4.4 to Current Report on Form 8-K
            principal amount of $2,956,957 payable by           filed on October 14, 1994.
            MEDIQ/PRN Life Support Services-I, Inc. to the
            order of KCI Therapeutic Services, Inc.

4.10(e)     Promissory Note dated September 30, 1994 in the     Exhibit 4.5 to Current Report on Form 8-K
            principal amount of $5,835,707 payable by           filed on October 14, 1994.
            MEDIQ/PRN Life Support Services, Inc. to the
            order of KCI Therapeutic Services, Inc.

4.10(f)     Negative Covenants Agreement dated September 30,    Exhibit 4.6 to Current Report on Form 8-K
            1994 by and among Kinetic Concepts, Inc., KCI       filed on October 14, 1994.
            Therapeutic Services, Inc., MEDIQ, PRN Holdings,
            Inc. and MEDIQ/PRN Life Support Services-I, Inc.

4.10(g)     Guaranty Agreement dated September 30, 1994 made    Exhibit 4.7 to Current Report on Form 8-K
            by PRN Holdings, Inc. in favor of KCI Therapeutic   filed on October 14, 1994.
            Services, Inc.

4.10(h)     Guaranty Agreement dated September 30, 1994 made    Exhibit 4.8 to Current Report on Form 8-K
            by MEDIQ Incorporated in favor of KCI Therapeutic   filed on October 14, 1994.
            Services, Inc.

4.11        Loan and Security Agreement by and between          Exhibit 4.9 to Current Report on Form 8-K
            Congress Financial Corporation and MEDIQ/PRN Life   filed on October 14, 1994.
            Support Services-I, Inc. dated September 30, 1994.

4.12(a)     PRN Holdings, Inc. Note Agreement, dated as of      Exhibit 4.10 to Current Report on Form 8-K
            September 30, 1994 RE: $10,000,000 Senior           filed on October 14, 1994.
            Subordinated Notes due October 1, 2004 and
            Warrants to Purchase Common Stock.

4.12(b)     Form of Warrant to Purchase Shares of Common Stock  Exhibit 4.11 to Current Report on Form 8-K
            of PRN Holdings, Inc.                               filed on October 14, 1994.

10.1        1981 Stock Option Plan, as Amended and              Exhibit 10.2(a) to S-1 Registration Statement
            Restated.                                           No. 33-5089 originally filed on December 30,
                                                                1981.

10.2        Stock Option Certificate, as Amended and            Exhibit 10.2(b) to S-1 Registration Statement
            Restated.                                           No. 33-5089 originally filed on December 30,
                                                                1981.

10.3        Description of Incentive Bonus Plan for             Exhibit 10.3 to Annual Report on Form 10-K
            Employees.                                          filed on December 27, 1982.

10.4(a)     Memorandum of Installment Sale Agreement            Exhibit 10.5(a) to Annual Report on Form 10-K
            between MEDIQ and the New Jersey Economic           filed on December 27, 1982.
            Development Authority dated April 23, 1979.

10.4(b)     Collateral Assignment of Installment Sale           Exhibit 10.5(b) to Annual Report on Form 10-K
            Agreement between MEDIQ and the New Jersey          filed on December 27, 1982.
            Economic Development Authority dated April 23,
            1979.

10.4(c)     Loan Agreement, dated April 23, 1979, between       Exhibit 10.5(c) to S-1 Registration Statement
            R.H. Realty Management, Inc. and Girard Bank.       No. 2-88029 originally filed on December 14,
                                                                1983, as amended.

10.4(d)     Amendment, dated November 10, 1981, to              Exhibit 10.5(d) to Annual Report on Form 10-K
            Installment Sale Agreement between MEDIQ and        filed on December 27, 1982.
            the New Jersey Economic Development Authority.

10.4(e)     Second Assignment of Installment Sale Agreement     Exhibit 10.5(e) to Annual Report on Form 10-K
            between MEDIQ and the New Jersey Economic           filed on December 27, 1982.
            Development Authority dated November 10, 1981.

10.4(f)     Second Amendment, dated December 28, 1982, to       Exhibit 10.5(g) to Annual Report on Form 10-K
            Installment Sale Agreement between MEDIQ and        filed on December 27, 1982.
            the New Jersey Economic Development Authority.

10.4(g)     Third Assignment of Installment Sale Agreement      Exhibit 10.5(h) to Annual Report on Form 10-K
            between MEDIQ and the New Jersey Economic           filed on December 27, 1982.
            Development Authority dated December 28, 1982.

10.4(h)     Bond Purchase Agreement, dated December 28,         Exhibit 10.5(i) to S-1 Registration Statement
            1982, between MEDIQ, Fidelity Bank, and the New     No. 2-88029 originally filed on December 14,
            Jersey Economic Development Authority.              1983, as amended.

10.4(i)     Amendment, dated May 27, 1988 to Bond Purchase      Exhibit 10.5(k) to Annual Report on Form 10-K
            Agreement, dated December 28, 1982 between          filed on December 29, 1988.
            MEDIQ, Fidelity Bank and the New Jersey
            Economic Development Authority.

10.5        Employees' Savings Plan, as amended.                Exhibit 10.6 to Annual Report on Form 10-K
                                                                filed on December 29, 1988.

10.6        MEDIQ Executive Security Plan.                      Exhibit 10.23 to Form 8 filed on January 21,
                                                                1986.

10.7        1987 Stock Option Plan.                             Exhibit 10.26 to Annual Report on Form 10-K
                                                                filed on December 29, 1987.

10.8        Employment contract with Michael F. Sandler.        Exhibit 10.28 to Annual Report on Form 10-K
                                                                filed on December 29, 1988.

10.9        Registration Rights Agreement, dated July 1,        Annual Report  on Form 10-K of
            1991 between MEDIQ Incorporated and NutraMax        NutraMax Products, Inc. for the
            Products, Inc.                                      year ended September 30, 1991.

10.10       Form of Amendment to Registration Rights            Exhibit 10.12 of  S-2 Registration
            Agreement, dated July 1, 1991 among MEDIQ,          Statement No. 33-61724
            MEDIQ Investment Services, Inc. and NutraMax        originally filed April 28, 1993, as amended.
            Products, Inc.

10.11       Asset Sale Agreement by and between MEDIQ           Filed herewith
            Management Services, Inc. and Zurbrugg
            Memorial Hospital, dated as of September
            30, 1994.

11          Statement re computation of per share earnings.     Filed herewith

21          Subsidiaries of the Registrant.                     Filed herewith

23          Consent of Deloitte & Touche LLP                    Filed herewith

27          Financial Data Schedule                             Filed herewith

99.1        Financial Statements of NutraMax Products, Inc.     Items 8 and 14 of the Annual Report
            (approx. 47% owned by MEDIQ as of September 30,     on Form 10-K of NutraMax Products, Inc.
            1994).                                              for the fiscal year ended
                                                                September 30, 1993 (File No. 0-18671).

99.2        Financial Statements of PCI Services, Inc.          Items 8 and 14 of  the Annual Report on
            (approx. 47% owned by MEDIQ as of September         Form 10-K of PCI Services,
            30, 1994).                                          Inc. for the fiscal year ended September 30,
                                                                1993 (File No. 0-19795).

(d) FINANCIAL STATEMENTS OF UNCONSOLIDATED AFFILIATES:

     The financial statements of NutraMax Products, Inc. and PCI Services, Inc., unconsolidated affiliates of the Company, which are required to be filed pursuant to Item 14(d) of Form 10-K are filed herein through incorporation by reference under Rule 12b-23, promulgated under the Securities
Exchange Act of 1934, as amended (the 'Act'), to the Annual Report on Form 10-K of each of such companies filed under the Act, which are included as exhibits to this Annual Report on Form 10-K pursuant to Rule 12b-23(c), and such exhibits are incorporated by reference into this Annual Report on Form 10-K under Rule 12b-32, promulgated under the Act.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 6, 1995                                    MEDIQ Incorporated

                                                          By: /s/ BERNARD J. KORMAN
                                                               Bernard J. Korman
                                                               President and Chief Executive Officer

                                                          By: /s/ MICHAEL F. SANDLER
                                                               Michael F. Sandler
                                                               Senior Vice President -- Finance, Treasurer and
                                                               Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

                SIGNATURE                   TITLE                                                DATE
- ------------------------------------------  ------------------------------------------  -----------------------
          /s/ BERNARD J. KORMAN             President and Chief Executive Officer and         January 6, 1995
            Bernard J. Korman               Director

          /s/ LIONEL H. FELZER              Director                                          January 6, 1995
             Lionel H. Felzer

           /s/ BESSIE G. ROTKO              Director                                          January 6, 1995
             Bessie G. Rotko

          /s/ MICHAEL J. ROTKO              Chairman of the Board                             January 6, 1995
             Michael J. Rotko               and Director

         /s/ MICHAEL F. SANDLER             Director                                          January 6, 1995
            Michael F. Sandler

                Jacob Shipon                Vice Chairman of the Board
                                            and Director

            /s/ MARK LEVITAN                Director                                          January 6, 1995
               Mark Levitan

           /s/ H. SCOTT MILLER              Director                                          January 6, 1995
             H. Scott Miller

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                                  SCHEDULE III
                       CONDENSED STATEMENTS OF OPERATIONS
                              (REGISTRANT -- ONLY)
                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

                                                                                     YEAR ENDED SEPTEMBER 30,
                                                                                 --------------------------------
                                                                                   1994       1993        1992
                                                                                 ---------  ---------  ----------
                                                                                          (IN THOUSANDS)
Revenues:
  Management fees                                                                $   6,770  $   9,454  $   13,238
  Other                                                                              1,917      3,664       3,288
                                                                                 ---------  ---------  ----------
                                                                                     8,687     13,118      16,526
Other (income) and expenses:
  General and administrative                                                         7,114      8,385       9,749
  Depreciation and amortization                                                        903      1,634       2,344
  Interest expense                                                                   7,518      7,635      10,177
  Interest income                                                                   (4,621)    (4,134)     (9,077)
  (Earnings) losses from unconsolidated subsidiaries and affiliates,
     net of taxes                                                                    6,811     (1,195)       (321)
  Other -- net                                                                      (1,660)    (3,268)     (7,632)
                                                                                 ---------  ---------  ----------
                                                                                    16,065      9,057       5,240
                                                                                 ---------  ---------  ----------
Income (Loss) from Continuing Operations before Income Taxes
     and Extraordinary Charge                                                       (7,378)     4,061      11,286
Income Tax Expense (Benefit)                                                           (60)      (553)      2,117
                                                                                 ---------  ---------  ----------
Income from Continuing Operations before Extraordinary Charge                       (7,318)     4,614       9,169
Discontinued Operations (1)                                                             --       (365)    (17,040)
                                                                                 ---------  ---------  ----------
Income (Loss) before Extraordinary Charge                                           (7,318)     4,249      (7,871)
Extraordinary Charge, Early Retirement of Debt                                          --       (953)     (6,682)
                                                                                 ---------  ---------  ----------
Net Income (Loss)                                                                $  (7,318) $   3,296  $  (14,553)
                                                                                 ---------  ---------  ----------
                                                                                 ---------  ---------  ----------
Earnings Per Share:
  Income (Loss) from:
     Continuing Operations                                                       $    (.30) $     .19  $      .38
     Discontinued Operations (1)                                                        --       (.01)       (.71)
                                                                                 ---------  ---------  ----------
  Income (Loss) before Extraordinary Charge                                           (.30)       .18        (.33)
  Extraordinary Charge                                                                  --       (.04)       (.28)
                                                                                 ---------  ---------  ----------
  Net Income (Loss)                                                              $    (.30) $     .14  $     (.61)
                                                                                 ---------  ---------  ----------
                                                                                 ---------  ---------  ----------

- ------------------
(1) Loss from discontinued operations does not agree to the consolidated statements of operations because the respective management fees and intercompany interest of discontinued operations have not been eliminated.

                           See Notes to Schedule III

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                                  SCHEDULE III
                            CONDENSED BALANCE SHEETS
                              (REGISTRANT -- ONLY)
                    YEARS ENDED SEPTEMBER 30, 1994 AND 1993

                                                                                               SEPTEMBER 30,
                                                                                          ------------------------
                                                                                             1994         1993
                                                                                          -----------  -----------
                                                                                               (IN THOUSANDS)
ASSETS
Current Assets:
  Cash                                                                                    $       166  $    12,293
  Accounts receivable                                                                             303        1,131
  Deferred taxes                                                                                  867           --
  Prepaid income taxes                                                                             --        3,578
  Other current assets                                                                          2,527        2,324
                                                                                          -----------  -----------
     Total Current Assets                                                                       3,863       19,326
Investments in unconsolidated subsidiaries and affiliates                                     100,416       74,483
Advances to unconsolidated subsidiaries                                                         8,526       25,228
Property, plant and equipment -- net                                                           11,177       11,635
Note receivable -- MHM                                                                         11,500       11,500
Deferred income taxes                                                                          12,165        8,240
Goodwill                                                                                          656        8,310
Other assets                                                                                   10,118       12,657
                                                                                          -----------  -----------
Total Assets                                                                              $   158,421  $   171,379
                                                                                          -----------  -----------
                                                                                          -----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable to financial institutions                                                 $     1,000  $        --
  Accounts payable                                                                                513        1,601
  Accrued expenses                                                                             12,608       13,630
  Other current liabilities                                                                       723        1,290
  Current portion of long-debt                                                                  1,277       13,781
                                                                                          -----------  -----------
     Total Current Liabilities                                                                 16,121       30,302
Senior debt -- recourse                                                                        15,649        7,154
Subordinated debt                                                                              86,229       86,229
Other liabilities                                                                               4,142        3,120
Stockholders' Equity:
  Preferred stock                                                                               3,408        3,419
  Common stock                                                                                 19,064       19,042
  Additional paid-in capital                                                                   22,357       23,349
  Retained earnings (accumulated deficit)                                                      (1,120)       8,281
  Treasury stock                                                                               (7,429)      (9,517)
                                                                                          -----------  -----------
     Total Stockholders' Equity                                                                36,280       44,574
                                                                                          -----------  -----------
Total Liabilities and Stockholders' Equity                                                $   158,421  $   171,379
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                           See Notes to Schedule III

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                                  SCHEDULE III
                       CONDENSED STATEMENTS OF CASH FLOWS
                              (REGISTRANT -- ONLY)
                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                                --------------------------------
                                                                                  1994       1993        1992
                                                                                ---------  ---------  ----------
                                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                               $  (7,318) $   3,296  $  (14,553)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities                                                             10,681    (19,419)     14,348
                                                                                ---------  ---------  ----------
  Net cash provided by (used in) operating activities                               3,363    (16,123)       (205)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of subsidiaries and assets                                       1,672      8,667      14,338
Net cash provided by (used in) unconsolidated affiliates and
  subsidiaries                                                                    (11,557)     9,529      23,401
Purchase of property, plant and equipment                                            (135)    (2,421)        (87)
Other                                                                                (138)    (3,099)      1,701
                                                                                ---------  ---------  ----------
  Net cash provided by (used in) investing activities                             (10,158)    12,676      39,353
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings                                                                         10,634     34,646       9,848
Debt repayments                                                                   (13,642)   (19,623)    (46,139)
Dividends                                                                          (2,722)    (1,903)     (1,151)
Proceeds from exercise of stock options                                               398        642          --
                                                                                ---------  ---------  ----------
     Net cash provided by (used in) financing activities                           (5,332)    13,762     (37,442)
Increase (decrease) in cash                                                       (12,127)    10,315       1,706
Cash
  Beginning balance                                                                12,293      1,978         272
                                                                                ---------  ---------  ----------
  Ending balance                                                                $     166  $  12,293  $    1,978
                                                                                ---------  ---------  ----------
                                                                                ---------  ---------  ----------
Supplemental disclosure of cash flow information:
  Interest paid                                                                 $   7,841  $   8,218  $    9,651
                                                                                ---------  ---------  ----------
                                                                                ---------  ---------  ----------
  Income taxes paid (refunded)                                                  $  (2,801) $  (1,727) $    3,783
                                                                                ---------  ---------  ----------
                                                                                ---------  ---------  ----------

                           See Notes to Schedule III

                      MEDIQ INCORPORATED AND SUBSIDIARIES

                                  SCHEDULE III
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (REGISTRANT -- ONLY)

NOTE A -- DEBT

                                                                  YEAR ENDED SEPTEMBER 30,
                                                                  ------------------------
                                                                      1994       1993
                                                                    ---------  ---------
                                                                       (IN THOUSANDS)
Senior recourse debt:
  Revolving credit facility                                         $  11,147  $      --
  Term loans payable in varying installments through 2005 at rates
     ranging from prime (7.75% at September 30, 1994) to 12%            1,862      4,208
  Mortgage payable in installments through 1998 at a
     fixed rate of 10.25%                                               3,917      4,917
Subordinated Debt:
  7.5% exchangeable subordinated debentures due 2003                   34,500     34,500
  7.25% convertible subordinated debentures due 2006                   51,729     51,729
  6% convertible subordinated debentures due 1994                          --     11,810
                                                                    ---------  ---------
                                                                      103,155    107,164
Current portion                                                        (1,277)   (13,781)
                                                                    ---------  ---------
                                                                    $ 101,878  $  93,383
                                                                    ---------  ---------
                                                                    ---------  ---------

     Maturities of long term debt at September 30, 1993 are as follows:

  1995                                                                    $ 1,277
  1996                                                                      4,716
  1997                                                                      9,889
  1998                                                                      9,805
  1999                                                                      5,173
  Thereafter                                                               72,295
                                                                      -----------
                                                                         $103,155
                                                                      -----------
                                                                      -----------

     Certain of the Registrant's loan agreements require the maintenance of specified financial ratios and impose financial limitations. At September 30, 1994, the Registrant either complied with or obtained the necessary waivers from its lenders regarding these ratios and limitations. As of September 30, 1994, the terms of one of the Registrant's loan agreements did not permit the Registrant to pay dividends or purchase shares of its stock.



NOTE B -- DIVIDENDS FROM UNCONSOLIDATED SUBSIDIARIES AND AFFILIATES

     There were no cash dividends received by the Registrant from unconsolidated subsidiaries and affiliates for the fiscal years ended September 30, 1994 and 1993.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                                 SCHEDULE VIII
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
                     COL. A.                          COL. B.             COL. C.             COL. D.      COL. E.
- --------------------------------------------------------------------------------------------------------------------
                                                                         ADDITIONS
                                                     BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                                    BEGINNING OF   COSTS AND      OTHER         (2)        END OF
                   DESCRIPTION                         PERIOD      EXPENSES    ACCOUNTS(1)   DEDUCTIONS    PERIOD
- --------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1994:
Allowance for doubtful accounts                      $    7,259    $   5,735    $      76     $   5,208(3) $   7,862
                                                    ------------  -----------  -----------  -----------   -----------
                                                    ------------  -----------  -----------  -----------   -----------
YEAR ENDED SEPTEMBER 30, 1993:
Allowance for doubtful accounts                      $    8,766    $   5,990    $     724     $   8,221    $   7,259
                                                    ------------  -----------  -----------  -----------   -----------
                                                    ------------  -----------  -----------  -----------   -----------
YEAR ENDED SEPTEMBER 30, 1992:
Allowance for doubtful accounts                      $    7,576    $   4,489    $   3,249     $   6,548    $   8,766
                                                    ------------  -----------  -----------  -----------   -----------
                                                    ------------  -----------  -----------  -----------   -----------

- ------------------

(1) Primarily represents allowances for doubtful accounts related to acquisitions.
(2) Represents accounts directly written-off net of recoveries.
(3) Includes reduction in allowance related to the merger of MEDIQ Equipment & Maintenance Services, Inc.

                               INDEX TO EXHIBITS

                                                                                                                EDGAR
EXHIBIT NO.                                           DESCRIPTION                                               PAGE
- -----------  ----------------------------------------------------------------------------------------------  -----------
     4.8(b)  Supplemental Indenture                                                                                  54
     4.9(b)  Amendment No. 1 to Revolving Credit Loan and Pledge and Security Agreement                              56
     4.9(c)  Amendment No. 2 to Revolving Credit Loan and Pledge and Security Agreement                              67
     4.9(d)  Form of Second Amended and Restated Revolving Credit Note                                               79
    10.11    Asset Sale Agreement                                                                                    82
    11       Statement re: Computation of per share earnings                                                         96
    21       Subsidiaries of the Registrant                                                                          97
    23       Consent of Deloitte & Touche, LLP independent auditors                                                  98
    27       Financial Data Schedules                                                                                99
    99.1     Nutramax Products, Inc. 10-K                                                                           100
    99.2     PCI Services, Inc. 10-K                                                                                128