Form 10-K/A
period 1994-09-30
MEDIQ INC
filed 1995-01-30
CIK 350920

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

                                PORTIONS AMENDED

     Part III of the Company's Annual Report on Form 10-K is amended by the inclusion of the information set forth in the following pages.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Directors and Executive Officers of the Company are as follows:

                 NAME                        AGE                                POSITION
- ---------------------------------------  -----------  ------------------------------------------------------------
Michael J. Rotko                                 56   Chairman of the Board of Directors
Jacob A. Shipon                                  56   Vice Chairman of the Board of Directors
Bernard J. Korman                                63   President and Chief Executive Officer
Michael F. Sandler                               49   Senior Vice President -- Finance, Chief Financial Officer,
                                                        Treasurer and Director
Lionel Felzer                                    71   Director
Mark S. Levitan                                  61   Director
H. Scott Miller                                  45   Director
Bessie G. Rotko                                  85   Director

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

     Dr. Shipon has been Vice Chairman of the Board of Directors since June 1994 and has been a Director of the Company since 1981. Dr. Shipon is also a physician in private practice. Dr. Shipon is the son-in-law of Bessie G. Rotko.

     Mr. Korman has been President, Chief Executive Officer and a director of the Company since 1980. He has also served as Chairman of the Boards of Directors of NutraMax Products, Inc. ('NutraMax') and PCI Services, Inc. ('PCI') since 1990 and 1991, respectively. Mr. Korman is Chairman of the Board of Directors and Chief Executive Officer of PRN Holdings, Inc. ('PRN'), a wholly-owned subsidiary of MEDIQ. Mr. Korman also serves as a director of Mental Health Management, Inc. (behavioral health management services), The
New America High Income Fund (financial services), The Pep Boys, Inc. (automotive supplies), Today's Man, Inc. (retail men's clothing sales), Omega Healthcare Investors, Inc. (real estate investment trust) and MMI Medical, Inc. (provider of specialized services to hospital radiology departments).

     Mr. Sandler, a certified public accountant, has been Senior Vice President-Finance and Chief Financial Officer since 1988, Treasurer since 1991, and a Director since March 1994, of the Company. He has served as a director since July 1990, and Chief Financial Officer from July 1990 to August 1994, of NutraMax, and as Vice President and Chief Financial Officer of PCI since September 1991. He has served as Vice President, Treasurer and a director of PRN since May 1992, and also served as Chief Financial Officer of PRN from January 1989 to September 1992. Mr. Sandler also serves as a director of Mental Health Management, Inc. and MMI Medical, Inc.

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

(healthcare information services). Mr. Levitan has continued with MedQuist as Vice President -- Consulting Division.

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

     Regulations adopted by the Securities and Exchange Commission require the Company to identify persons who failed to file or filed late reports required under Section 16(a) of the Securities Exchange Act of 1934. Generally, directors and officers are required to report changes in their ownership of the Company's equity securities. Based upon available information, the Company believes that all reports required to be filed in fiscal 1994 were filed on a timely basis except as follows: Mr. Korman filed a report in August 1994 to correct information as to holdings of the Company's covertible debentures in his retirement accounts and to report acquisitions in such retirements accounts in May and June 1994 of the Company's convertible debentures, indicating total holdings in such retirement accounts of debentures convertible into an aggregate of 16,933 shares of the Company's Common Stock. The Company has undertaken a compliance program to assist in the timely filing of required reports.

ITEM 11. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

     The following table sets forth certain information regarding compensation paid during each of the last three fiscal years to the Company's Chief Executive Officer and each of the Company's two other executive officers.

                                                                                        LONG-TERM
                                                                                      COMPENSATION
                                                                ANNUAL COMPENSATION   -------------
                                                                --------------------      STOCK         ALL OTHER
NAME AND PRINCIPAL POSITION                            YEAR      SALARY      BONUS     OPTIONS(#)    COMPENSATION(1)
- ---------------------------------------------------  ---------  ---------  ---------  -------------  ---------------
Michael J. Rotko                                          1994  $  43,000         --           --              --
  Chairman

Bernard J. Korman                                         1994    395,000         --           --       $  50,000
  President and Chief                                     1993    395,000         --      500,000(2)       46,000
  Executive Officer                                       1992    395,000  $ 240,000           --

Michael F. Sandler (3)                                    1994    250,000    103,500           --           7,000
  Senior Vice President --                                1993    236,000         --      165,000(2)        7,000
  Finance, Treasurer & Chief Financial Officer            1992    215,000    120,000      125,000

Donald M. Gleklen (4)                                     1994    236,000         --      166,075(5)       16,000
  Senior Vice President --                                1993    236,000         --      166,075(2)       15,000
  Corporate Development                                   1992    225,000    111,000           --

- ------------------
(1) Under transitional rules, amounts in the All Other Compensation column are not included for 1992. Amounts reported for Mr. Korman for 1994 include $42,139 of interest on certain compensation deferred in fiscal years 1985, 1986 and 1987, $2,310 representing the Company's matching contributions under the Employees' Savings Plan, $3,510 representing life insurance premiums and $2,072 of automobile expenses. Amounts reported for Mr.
    Sandler for 1994 include $2,310 representing the Company's matching contributions under the Employees' Savings Plan, $870 representing life insurance premiums and $3,966 of automobile expenses. Amounts reported for Mr. Gleklen for 1994 include $8,428 of interest on certain compensation deferred in fiscal years 1985, 1986 and 1987, $2,310 representing the Company's matching contributions under the Employees' Savings Plan, $2,250 representing life insurance premiums and $2,990 of automobile expenses.
(2) Represents outstanding options to acquire shares of the Company's Common Stock and/or Preferred Stock for which exercise prices were adjusted in August 1993 in connection with the distribution to the Company's stockholders of the stock of Mental Health Management, Inc. Pursuant to the rules of the Securities and Exchange Commission, these options were reported as new grants for fiscal 1993.
(3) The Company has an employment agreement with Mr. Sandler expiring in November 1995, pursuant to which he is currently entitled to receive an annual base salary of $250,000, and may also receive incentive compensation, depending upon the Company's performance.
(4) Mr. Gleklen served as Senior Vice President -- Corporate Development of the Company since 1985 and resigned on March 2, 1994. Pursuant to an employment agreement with the Company, Mr. Gleklen received $127,000 for the remainder of fiscal 1994 (which is included as salary in the table) and pursuant to a severance agreement will receive $118,000 in each of fiscal 1995 and 1996.
(5) Represents outstanding options for which the expiration dates were extended and/or which were reissued by the Company during fiscal 1994 in connection with Mr. Gleklen's severance agreement with the Company. Pursuant to the rules of the Securities and Exchange Commission, these options are reported as new grants for fiscal 1994.

                                 STOCK OPTIONS

     The following table summarizes stock option activity during fiscal 1994 for the executive officers listed in the Summary Compensation Table. All options included in the table represent options which were previously outstanding for which the expiration dates were extended and/or were reissued by the Company during fiscal 1994 in connection with Mr. Gleklen's severance agreement. Pursuant to the rules of the Securities and Exchange Commission, these options are reported as new grants for fiscal 1994.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                        INDIVIDUAL GRANTS                            POTENTIAL REALIZABLE
               -------------------------------------------------------------------     VALUE AT ASSUMED
                              % OF TOTAL                                            ANNUAL RATES OF STOCK
                                OPTIONS                     MARKET                  PRICE APPRECIATION FOR
                              GRANTED TO                   PRICE AT                  OPTION TERM ($000'S)
                 OPTIONS     EMPLOYEES IN     EXERCISE      DATE OF    EXPIRATION   ----------------------
NAME           GRANTED(1)     FISCAL YEAR       PRICE      REPRICING      DATE      0%(2)   5%(2)   10%(2)
- -------------  -----------  ---------------  -----------  -----------  -----------  -----   -----   ------
Mr. Rotko              --             --             --           --            --     --      --       --
Mr. Korman             --             --             --           --            --     --      --       --
Mr. Sandler            --             --             --           --            --     --      --       --
Mr. Gleklen        71,429           41.5%     $   3.057    $   3.938     9/30/1996     63      98      136
                   15,000            8.7%         3.494        4.063     2/17/2000     --      --        4
                   28,716           16.7%         2.729        4.063    10/10/1998     --       5       12
                    9,675            5.6%         4.513        4.063     9/30/1996     38      63       92
                   15,790            9.2%         4.149        4.063     9/30/1996      9      27       50
                    9,675(3)        20.5%(3)      4.487        3.906     9/30/1996     --      --        2
                   15,790(3)        33.4%(3)      4.125        3.906     9/30/1996     --       3        9





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

     The following table provides information relating to the value of unexercised options held by the above-named executive officers at the end of fiscal 1994. No stock options were exercised during fiscal 1994 by such executive officers.

                  UNEXERCISED STOCK OPTIONS AT FISCAL YEAR END

                                                                                  VALUE OF VESTED
                                                                                    UNEXERCISED
                                                   TOTAL NUMBER OF VESTED      IN-THE-MONEY OPTIONS
NAME                                             UNEXERCISED OPTIONS (#)(1)       AT YEAR END(2)
- -----------------------------------------------  --------------------------  -------------------------
Mr. Rotko                                                        --                          --
Mr. Korman                                                  500,000                 $   581,500
Mr. Sandler                                                 165,000                     146,315
Mr. Gleklen                                                 166,075(3)                  111,446

- ------------------
(1) All options are to acquire shares of the Company's Common Stock, unless otherwise noted.
(2) Based upon the closing prices at the end of fiscal 1994.
(3) Includes options to acquire 25,465 shares of the Company's Preferred Stock.

RETIREMENT PLAN

     The following table shows the estimated annual pension benefits payable upon retirement to participants of the Company's noncontributory defined benefit pension plan (the 'Pension Plan') for various salary levels and years of service:

                                                                 ESTIMATED ANNUAL BENEFITS
                                                               PAYABLE AT AGE 65 FOR VARIOUS
                                                                  YEARS OF PLAN MEMBERSHIP
              AVERAGE ANNUAL COMPENSATION                ------------------------------------------
                DURING PLAN MEMBERSHIP                      10         20         30         40
- -------------------------------------------------------  ---------  ---------  ---------  ---------
                    $500,000                             $  19,280  $  35,575  $  55,740  $  65,016
                     400,000                                19,280     35,575     55,740     65,016
                     300,000                                19,280     35,575     55,740     65,016
                     200,000                                19,280     35,575     55,740     65,016
                     100,000                                12,280     23,575     34,740     40,516

     Average annual compensation is based upon the participant's annual compensation (including bonuses and similar special pay), as more fully defined in the Pension Plan, over the number of years of participation up to a maximum of 35 years. During fiscal 1994, the maximum amount of annual compensation which may be included for Pension Plan purposes is $150,000. The figures shown above apply for new participants under the Pension Plan as of December 31, 1994. Estimated annual benefits are determined in part by the average Social Security wage base during the 35 years ending in the year of Social Security Normal Retirement Age. The benefit amounts listed are not subject to any deduction for Social Security or other offset amounts. As a result of limitations imposed under Federal income tax law, the maximum annual benefit payable under the Pension Plan is $118,800, although the amount will be actuarially adjusted in accordance with Federal income tax regulations if payments commence prior to or following the date that unreduced Social Security benefits become payable. As of December 31, 1994, Messrs. Korman, Gleklen and Sandler had 20, 10 and 6 years of service credited, respectively, under the Pension Plan. Mr. Rotko has not participated in the Pension Plan.

COMPENSATION OF DIRECTORS

     Directors who are officers of the Company or of any subsidiary of the Company receive no additional compensation for their service as directors or as members of committees of the Board. Non-officer directors received an annual director's fee of $15,000 for their services in such capacity during fiscal 1994.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of January 1, 1995, the beneficial ownership of shares of the Company's Common Stock, par value $1.00 per share and Series A Preferred Stock, par value $.50 per share by each of the directors of the Company, each executive officer named in the Summary Compensation Table (included elsewhere herein) and by all directors and officers of the Company as a group.

                                                     NUMBER OF        PERCENT        NUMBER OF        PERCENT
                                                     COMMON          OF CLASS        PREFERRED       OF CLASS
NAME                                                 SHARES(1)     OUSTANDING(2)     SHARES(1)     OUSTANDING(2)
- --------------------------------------------------  -----------  -----------------  -----------  -----------------
Michael J. Rotko                                        448,655(3)           2.5%       448,655(3)           7.0%
Bernard J. Korman(4)(5)                               2,051,625             11.0%       801,030(6)          12.5%
Lionel Felzer                                           380,013(7)           2.1%           490(7)             *
Mark S. Levitan                                           5,134(8)             *             --             --
H. Scott Miller                                           3,700(9)             *          4,300(9)             *
Bessie G. Rotko(5)                                    3,811,458(10)          21.5%    3,840,058(10)          60.0%
Jacob A. Shipon(5)                                        1,650(11)             *         1,650(11)             *
Michael F. Sandler(5)                                   177,284(12)             *            --             --
Donald M. Gleklen(5)                                    164,325(13)             *        25,465(13)             *
All directors and officers as a group (10 persons)    7,165,405(14)          37.7%    5,134,661(14)          79.7%

- ------------------
 (1) Unless otherwise noted below, beneficial ownership is based on sole voting and investment power with respect to the shares, and shares are held by the person listed or members of his or her family.

 (2) All percentages are rounded to the nearest tenth, and are based upon the number of shares outstanding, including, as appropriate, the shares referred to in the notes below. (*) Indicates less than one percent.

 (3) Michael J. Rotko is the son of Bessie G. Rotko. Includes 7,308 shares of Common Stock and 7,308 shares of Preferred Stock, respectively, held as custodian for children.

 (4) The address of Mr. Korman is One MEDIQ Plaza, Pennsauken, NJ 08110-1460.

 (5) The Company owns approximately 47% of the outstanding common stock of NutraMax ('NutraMax Stock'). Mr. Korman, Mrs. Rotko, Dr. Shipon and Messrs. Sandler and Gleklen beneficially own 40,535, 3,600, 2,240, 17,880 and 27,000 shares, respectively, of NutraMax Stock, and all of the directors and officers of the Company, as a group (10 persons) beneficially own an aggregate of 98,255 shares of NutraMax Stock, which aggregate amount represents approximately one percent of the outstanding shares. The Company owns approximately 47% of the outstanding common stock of PCI ('PCI Stock'). Messrs. Korman and Felzer, Mrs. Rotko and Messrs. Sandler and Gleklen beneficially own 94,000, 1,000, 3,000, 27,000 and 5,000 shares, respectively, of PCI Stock, and all of the directors and officers of the Company as a group (10 persons) beneficially own an aggregate of 133,000 shares of PCI Stock, which aggregate amount represents approximately two percent of the outstanding shares.

 (6) Includes 21,204 shares of Common Stock and 21,204 shares of Preferred Stock, respectively, held as custodian for children, 36,800 shares of Common Stock owned by Mr. Korman's spouse, and 898,895 shares of Common Stock which may be acquired upon exercise of stock options, acquired upon conversion of outstanding convertible debentures and/or held in retirement accounts.

 (7) Lionel Felzer is the brother-in-law of Bessie G. Rotko. Includes 42,526 shares of Common Stock which may be acquired upon exercise of stock options and 490 shares of Preferred Stock held in a retirement account.

 (8) Includes 1,805 shares of Common Stock held in a retirement account.

 (9) Mr. Miller provides financial advisory services to the Trust described in note 10. Includes 3,600 shares of Common Stock and 2,700 of Preferred Stock shares held in a retirement account and 1,600 shares of Preferred Stock held by the estate of Mr. Miller's mother.

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

(12) Includes 172,784 shares of Common Stock which may be acquired upon exercise of stock options, acquired upon conversion of outstanding convertible debentures, or held in a retirement account.

(13) Includes 164,325 shares of Common Stock and 25,465 shares of Preferred Stock, respectively, which may be acquired upon exercise of stock options or held in a retirement account. Mr. Gleklen resigned from his position with the Company in March 1994.

(14) Includes an aggregate of 28,512 shares of Common Stock and 28,512 shares of Preferred Stock, respectively, held as custodian for children, 36,800 shares of Common Stock held by a spouse and an aggregate of 921,740 shares of Common Stock and 41,178 shares of Preferred Stock, respectively, which may be acquired upon exercise of stock options, acquired upon conversion of outstanding convertible debentures and/or held in retirement accounts.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NUTRAMAX PRODUCTS, INC.

     The Company owns approximately 47% of the common stock of NutraMax. Messrs. Korman, Sandler and Gleklen, Mrs. Rotko and Dr. Shipon are shareholders of NutraMax, and Mr. Korman is Chairman of the Board of Directors of NutraMax. Messrs. Gleklen and Sandler are directors of NutraMax, and Messrs. Korman and Sandler are officers of NutraMax. For the fiscal year ended September 30, 1994, the Company was paid $100,000 by NutraMax pursuant to a services agreement for accounting, legal, tax and other services. The Company and NutraMax have a tax allocation/sharing agreement, which provides that NutraMax will reimburse the Company for any future tax assessment against the Company resulting from NutraMax's operations, and the Company will reimburse NutraMax for any future tax benefit resulting from NutraMax's operations, for periods of time during which NutraMax was a member of the Company's consolidated group. NutraMax was included in the Company's consolidated group until the Company's ownership was reduced below 80% in August 1991. NutraMax obtains certain of its insurance through the Company's insurance programs. For the fiscal year ended September 30, 1994, NutraMax paid $464,000 of insurance premiums under these programs.

PCI SERVICES, INC.

     The Company owns approximately 47% of the common stock of PCI. Messrs. Korman, Felzer, Sandler and Gleklen and Mrs. Rotko are shareholders of PCI,
Mr. Korman is Chairman of the Board of Directors of PCI and Mr. Sandler is
Vice President and Chief Financial Officer of PCI. For the fiscal year ended September 30, 1994, the Company was paid $100,000 by PCI pursuant to a services agreement for accounting, legal, tax and other services. The Company and PCI have a tax allocation/sharing agreement, which provides that PCI will reimburse the Company for any future tax assessment against the Company resulting from PCI's operations, and the Company will reimburse PCI for any future tax benefits resulting from PCI's operations, for periods of time during which PCI was a member of the Company's consolidated group. PCI was included in the Company's consolidated group until the Company's ownership was reduced below 80% in 1992. Pursuant to an agreement with the Company, PCI was responsible for the principal and interest payments related to the debt service on PCI's Pennsauken, New Jersey facility and the costs related to ownership and operation of the facility through February 1994, when the facility was transferred to PCI for consideration consisting of the assumption of the mortgage. During fiscal 1994, PCI paid $173,000 for such operating expenses, including interest, and $69,000 of principal repayment. As of February 1994, the remaining principal amount of the mortgage was $2,490,000. PCI obtains certain of its insurance coverages through the Company's insurance programs. For the fiscal year ended September 30, 1994, PCI paid $681,000 of insurance premiums under these programs.

                                   LEGAL FEES

     For the fiscal year ended September 30, 1994, the Company incurred legal fees of approximately $250,000 to a law firm of which Mr. Rotko is a partner.

                                   SIGNATURES

     Pursuant to requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 27, 1995

                                          MEDIQ Incorporated

                                          By: _____/s_/__Michael F. Sandler_____
                                              Michael F. Sandler, Senior
                                              Vice President -- Finance and
                                              Chief Financial Officer