Form 10-Q
period 1994-12-31
MEDIQ INC
filed 1995-02-14
CIK 350920

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

    For the quarter ended: DECEMBER 31, 1994  Commission File Number: 1-8147

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____

     As of February 9, 1995, there were 17,746,714 shares of Common Stock, par value $1.00 per share and 6,401,089 shares of Preferred Stock, par value $.50 per share, outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                        QUARTER ENDED DECEMBER 31, 1994

                                     INDEX

                                                                                                       PAGE
                                                                                                       ----
PART I. FINANCIAL INFORMATION:
ITEM 1.     FINANCIAL STATEMENTS.
            Condensed Consolidated Statements of Operations -- Three Months Ended December 31, 1994
              and 1993 (Unaudited)....................................................................   2
            Condensed Consolidated Balance Sheets -- December 31, 1994 (Unaudited) and September 30,
              1994....................................................................................   3
            Condensed Consolidated Statements of Cash Flows -- Three Months Ended December 31, 1994
              and 1993 (Unaudited)....................................................................   4
            Notes to Condensed Consolidated Financial Statements (Unaudited)..........................  5-6
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS...................................................................  7-8
PART II. OTHER INFORMATION:
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..........................................................   9

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                        QUARTER ENDED DECEMBER 31, 1994

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1994       1993
                                                                                             ---------  ---------
Revenues...................................................................................  $  50,916  $  40,473
Costs and expenses:
  Operating................................................................................     23,264     20,811
  Selling and administrative...............................................................     12,637     11,626
  Depreciation and amortization............................................................      8,461      6,766
                                                                                             ---------  ---------
                                                                                                44,362     39,203
                                                                                             ---------  ---------
Operating income...........................................................................      6,554      1,270
Other (charges) credits:
  Interest expense.........................................................................     (8,348)    (6,213)
  Equity in earnings of unconsolidated affiliates..........................................        860        865
  Other -- net.............................................................................        508      2,342
                                                                                             ---------  ---------
Loss before income tax benefit.............................................................       (426)    (1,736)
Income tax benefit.........................................................................       (215)      (474)
                                                                                             ---------  ---------
Net loss...................................................................................  $    (211) $  (1,262)
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Earnings per share.........................................................................  $    (.01) $    (.05)
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Weighted average shares outstanding........................................................     24,447     24,308
                                                                                             ---------  ---------
                                                                                             ---------  ---------

            See Notes to Condensed Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                           DEC. 31,     SEPT. 30,
                                                                                             1994         1994
                                                                                          -----------  -----------
                                                                                          (UNAUDITED)  (SEE NOTE)
                                         ASSETS
Current assets:
  Cash and cash equivalents.............................................................   $   1,203   $     3,232
  Accounts receivable -- net............................................................      48,447        36,304
  Inventories...........................................................................       5,187         5,995
  Other current assets..................................................................      15,450        15,408
                                                                                          -----------  -----------
     Total current assets...............................................................      70,287        60,939
Investments in unconsolidated affiliates................................................      48,530        47,730
Note receivable from MHM................................................................      11,308        11,500
Property, plant and equipment -- net....................................................     168,167       173,379
Goodwill -- net.........................................................................      84,890        85,191
Other assets............................................................................      46,832        47,654
                                                                                          -----------  -----------
     Total assets.......................................................................   $ 430,014   $   426,393
                                                                                          -----------  -----------
                                                                                          -----------  -----------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to financial institutions...............................................   $  11,712   $    10,060
  Accounts payable......................................................................      10,465         8,451
  Accrued expenses......................................................................      30,950        28,054
  Other current liabilities.............................................................       2,418         1,703
  Current portion of long-term debt.....................................................      38,083        27,313
                                                                                          -----------  -----------
     Total current liabilities..........................................................      93,628        75,581
Senior debt -- recourse.................................................................     163,618       166,779
Senior debt -- nonrecourse..............................................................      27,062        27,297
Subordinated debt.......................................................................      93,156       103,388
Deferred income taxes and other liabilities.............................................      16,481        17,068
Stockholders' equity....................................................................      36,069        36,280
                                                                                          -----------  -----------
Total liabilities and stockholders' equity..............................................   $ 430,014   $   426,393
                                                                                          -----------  -----------
                                                                                          -----------  -----------

- ------------------
Note: The balance sheet at September 30, 1994 has been condensed from the audited financial statements at that date.

            See Notes to Condensed Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                        --------------------
                                                                                          1994       1993
                                                                                        ---------  ---------
Cash flows from operating activities:
  Net loss............................................................................  $    (211) $  (1,262)
  Adjustments to reconcile net loss to net cash provided by operating activities......      1,317      5,219
                                                                                        ---------  ---------
  Cash provided by operating activities...............................................      1,106      3,957
Cash flows from investing activities:
  Proceeds from sale of assets........................................................        469        536
  Acquisitions........................................................................       (116)    (1,633)
  Purchases of property, plant and equipment..........................................       (516)    (2,793)
  Other...............................................................................       (189)       (52)
                                                                                        ---------  ---------
  Net cash used in investing activities...............................................       (352)    (3,942)
Cash flows from financing activities:
  Borrowings..........................................................................      2,612      2,948
  Debt repayments.....................................................................     (5,395)    (4,182)
  Dividends...........................................................................         --       (638)
                                                                                        ---------  ---------
  Net cash used in financing activities...............................................     (2,783)    (1,872)
                                                                                        ---------  ---------
Decrease in cash and cash equivalents.................................................     (2,029)    (1,857)
Cash and cash equivalents:
  Beginning balance...................................................................      3,232     18,123
                                                                                        ---------  ---------
  Ending balance......................................................................  $   1,203  $  16,266
                                                                                        ---------  ---------
                                                                                        ---------  ---------
Supplemental disclosure of cash flow information:
  Interest paid.......................................................................  $   5,320  $   3,887
                                                                                        ---------  ---------
                                                                                        ---------  ---------
  Income taxes paid...................................................................  $      22  $      63
                                                                                        ---------  ---------
                                                                                        ---------  ---------
Supplemental disclosure of non-cash investing and financing activities:
  Equipment financed with long-term debt and capital leases...........................  $   2,147  $   2,978
                                                                                        ---------  ---------
                                                                                        ---------  ---------

            See Notes to Condensed Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of December 31, 1994 and the condensed consolidated statements of operations and cash flows for the three months ended December 31, 1994 and 1993 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1994 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1994 Annual Report on Form 10-K. The results of operations for the period ended December 31, 1994 are not necessarily indicative of the operating results for the full year.

NOTE B -- INVENTORIES

     Inventories, which consist primarily of repair parts for rental equipment and finished goods held for sale, are stated at the lower of cost (first-in, first-out method) or market.

NOTE C -- INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     As of December 31, 1994, the Company's ownership interests in NutraMax Products, Inc., PCI Services, Inc. and MMI Medical, Inc. were 47.4%, 46.9% and 40.0%, respectively.

     Summarized income statement information for NutraMax, PCI and MMI is presented below.

  NutraMax Products, Inc.

                                                             THIRTEEN WEEKS ENDED
                                                        ------------------------------
                                                           DEC. 31,        JAN. 1,
                                                             1994            1994
                                                        --------------  --------------
Net sales.............................................  $   15,123,000  $   10,201,000
Gross profit..........................................       4,602,000       3,260,000
Net income............................................       1,238,000         662,000

  PCI Services, Inc.

                                                        THREE MONTHS ENDED DECEMBER 31,
                                                        ------------------------------
                                                             1994            1993
                                                        --------------  --------------
Net revenue...........................................  $   28,610,000  $   27,917,000
Gross profit..........................................       6,024,000       5,614,000
Net income............................................       1,041,000       1,305,000

                      MEDIQ INCORPORATED AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE C -- INVESTMENTS IN UNCONSOLIDATED AFFILIATES (CONTINUED)

  MMI Medical, Inc.

                                                        THREE MONTHS ENDED OCTOBER 31,
                                                        ------------------------------
                                                             1994          1993(1)
                                                        --------------  --------------
Net revenue...........................................  $   11,311,000  $    7,952,000
Gross profit (loss)...................................        (616,000)        544,000
Net income (loss).....................................        (528,000)        303,000

(1) The Company obtained its investment in MMI in the fourth quarter of 1994 in connection with the merger of MEDIQ Equipment and Maintenance Services, Inc. with MMI.

NOTE D -- LONG-TERM DEBT

     Under the terms of its 7.25% convertible debentures due 2006, the Company is required to offer to repurchase a portion of the debentures if stockholders' equity is $40 million or less at the end of two consecutive fiscal quarters. For the quarters ended June 30, 1994, September 30, 1994 and December 31, 1994 the Company's stockholders' equity was less than $40 million. The requirement to repurchase debentures at December 31, 1994 and the potential requirement to repurchase debentures at June 30, 1995 are satisfied through the Company's previous acquisition of $23.3 million principal amount of debentures. If stockholders' equity continues to be less than $40 million, the Company will be required to repurchase approximately $10.5 million of debentures on December 31, 1995 and $11.25 million of debentures semi-annually thereafter until all debentures are repurchased or stockholders' equity is more than $40 million. As of December 31, 1994, $10.5 million of the debentures have been classified as a current obligation.

NOTE E -- SUBSEQUENT EVENT

     On January 20, 1995, the Company announced that its Board of Directors formed a Special Committee for the purpose of exploring alternative ways to maximize shareholder value. Among those matters to be considered by the Special Committee are the possible sale of all or substantially all of the stock or assets of the Company, its wholly-owned subsidiaries or its interests in its partially-owned subsidiaries to a buyer or group of buyers, which may include members of the management of the Company and its subsidiaries. The Special Committee has retained the investment banking firm of Lazard Freres & Co. to act as its exclusive financial advisor to assist it in considering these alternatives. The Company has not made a decision to sell any specific asset or subsidiary at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the financial condition of the Company as of December 31, 1994 and results of operations for the three month periods ended December 31, 1994 and 1993. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's Annual Report on Form 10-K (pages 12-18) to which the reader is directed for additional information.

     On September 30, 1994, the Company acquired the critical care and life support rental equipment inventory of Kinetic Concepts, Inc. ('KCI'), a competitor of MEDIQ/PRN, for a purchase price of approximately $88 million, including transaction costs and the assumption of certain capital lease obligations.

     In August 1994, the Company merged its MEDIQ Equipment and Maintenance Services, Inc. ('MEMS') subsidiary with MMI Medical, Inc. ('MMI'), and the Company received approximately 40% of the outstanding shares of MMI common stock. The Company accounts for its investment in MMI under the equity method of accounting.

RESULTS OF OPERATIONS

     Revenues were $50.9 million for the first quarter of 1995, as compared to $40.5 million in the prior year period. MEDIQ/PRN's revenues for the first quarter of 1995 increased 62%, to $30.7 million, as compared to 1994 revenues of $18.9 million. This increase was primarily attributable to an expanded customer base as a result of the acquisition of KCI. Revenues from the Diagnostic Imaging Services Group for the first quarter of 1995 were $12.9 million, as compared to $10.2 million in the prior year period. This segment experienced an increase in procedures as a result of geographic expansion, primarily through acquisitions, while reductions in third party reimbursement rates continued to adversely impact revenues. Revenues from the Company's other operating activities were $6.6 million in the current quarter, as compared to $6.2 million in the prior year period, after excluding $4.6 million of revenues from MEMS.

     Operating income increased to $6.6 million, or 13% of revenues, for the first quarter of 1995, as compared to $1.3 million, or 3% of revenues, in the prior year period. The increase in operating income was primarily attributable to MEDIQ/PRN and the Diagnostic Imaging Services Group. MEDIQ/PRN's operating income increased $4.1 million, and was primarily attributable to additional revenue and economies of scale experienced as a result of the acquisition of KCI. Operating income from the Diagnostic Imaging Services Group increased
$.7 million as a result of increased volume and reduced overhead, partially offset by reductions in reimbursement rates. Operating income from other operating activities increased $.3 million.

     Interest expense increased 33% to $8.3 million for the first quarter of 1995 from $6.2 million as a result of increased borrowings associated with the expansion of MEDIQ/PRN and the Diagnostic Imaging Services Group and increases in the prime lending rate.

     The pretax loss was $.4 million for the first quarter of 1995, as compared to $1.7 million in the prior year period. The Company recorded income of $1.2 million in the first quarter of 1994 relating to the Company's investment in New West Eyeworks, Inc., which completed an initial public offering in December 1993.

     The Company's equity in the earnings of its unconsolidated affiliates was consistent with the prior year period.

INCOME TAXES

     The Company's effective tax rates were disproportionate compared to the statutory rate as a result of goodwill amortization and the non-recognition of certain operating losses for state income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $1.1 million in the current quarter, as compared to $4.0 million in the prior year period. While the Company experienced significant improvements in operating income, cash flows from operations were affected in the current period by the increase in accounts receivable attributable to the growth in MEDIQ/PRN's business. The Company anticipates significant improvements in future cash flows as MEDIQ/PRN takes advantage of its significant economies of scale and market share. As of December 31, 1994, the Company had cash and cash equivalents of $1.2 million and a working capital deficit of $23.3 million. Current liabilities include $10.5 million representing the portion of the 7.25% convertible debentures expected to be repurchased December 31, 1995.

     Net cash used in investing activities consisted principally of capital expenditures for equipment of $.5 million.

     Net cash used in financing activities consisted of borrowings of $2.6 million and debt repayments of $5.4 million. As of December 31, 1994, the Company had $11.7 million outstanding under available lines of credit aggregating $18.0 million. The amount of available credit fluctuates based upon the amount of eligible accounts receivable. Based upon management's analysis of eligible accounts receivable, approximately $4.8 million of credit was available at December 31, 1994.

     Under the terms of its 7.25% convertible debentures due 2006, the Company is required to offer to repurchase a portion of the debentures if stockholders' equity is $40 million or less at the end of two consecutive fiscal quarters. For the quarters ended June 30, 1994, September 30, 1994 and December 31, 1994 the Company's stockholders' equity was less than $40 million. The requirement to repurchase debentures at December 31, 1994 and the potential requirement to repurchase debentures at June 30, 1995 are satisfied through the Company's previous acquisition of $23.3 million principal amount of debentures. If stockholders' equity continues to be less than $40 million, the Company will be required to repurchase approximately $10.5 million of debentures on December 31, 1995 and $11.25 million of debentures semi-annually thereafter until all debentures are repurchased or stockholders' equity is more than $40 million. As of December 31, 1994, $10.5 million of the debentures have been classified as a current obligation.

     The Company expects that its primary sources of liquidity for operating activities will be generated through internal cash flows from consolidated subsidiaries and proceeds from the sale of assets. The Company's ability to obtain cash from MEDIQ/PRN is limited by provisions in certain of MEDIQ/PRN's debt agreements. For the first quarter of 1995, such provisions did not permit MEDIQ/PRN to pay any dividends to the Company. As a result of increased revenues and operating income related to the acquisition of equipment from KCI, it is anticipated that the Company will be able to obtain a portion of its cash requirements from MEDIQ/PRN. Accordingly, the Company believes that sufficient funds will be available from operating cash flows and the sale of assets to meet the Company's anticipated corporate and subsidiary operating and capital requirements. The Company is continuing its program to maximize shareholder value and as a result may divest certain subsidiaries or assets in the future. Proceeds from any such divestitures will be used to reduce debt and/or for general corporate purposes.

RECENT DEVELOPMENTS

     On January 20, 1995, the Company announced that its Board of Directors formed a Special Committee for the purpose of exploring alternative ways to maximize shareholder value. Among those matters to be considered by the Special Committee are the possible sale of all or substantially all of the stock or assets of the Company, its wholly-owned subsidiaries or its interests in its partially-owned subsidiaries to a buyer or group of buyers, which may include members of the management of the Company and its subsidiaries. The Special Committee has retained the investment banking firm of Lazard Freres & Co. to act as its exclusive financial advisor to assist it in considering these alternatives. The Company has not made a decision to sell any specific asset or subsidiary at this time.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                        QUARTER ENDED DECEMBER 31, 1994

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
(a)         Exhibits
            Exhibit 11 -- Computation of Net Income Per Share.........................................
            Exhibit 27 -- Financial Data Schedule.....................................................
(b)         Reports on Form 8-K
            A report on Form 8-K pursuant to Item 2 was filed in October 1994 in connection with the
              Company's acquisition of KCI.
            A report on Form 8-K/A pursuant to Item 7 was filed in December 1994 to file the audited financial statements of KCI and the required pro forma financial information.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                        QUARTER ENDED DECEMBER 31, 1994

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                           MEDIQ Incorporated
                                                                              (Registrant)
February 14, 1995                                        /s/ Michael F. Sandler
(Date)                                                   Michael F. Sandler
                                                         Senior Vice President -- Finance
                                                         and Chief Financial Officer