Form 10-K/A
MEDIQ INC
filed 1995-03-29
CIK 350920

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                PORTIONS AMENDED

     The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended September 30, 1994 as set forth in the pages attached hereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Index to Exhibits

     Exhibit 24.1 -- Consents of experts and counsel

     Exhibit 99 -- MEDIQ Incorporated Employees' Savings Plan -- Annual Report
                   for fiscal year ended September 30, 1994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SIGNATURES

     The Registrant. Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          MEDIQ Incorporated
                                          (Registrant)

March 24, 1995                            By: /S/__MICHAEL F. SANDLER___________

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

                                          MEDIQ Incorporated
                                          Employees' Savings Plan
                                          (Plan)

Dated: March 24, 1995                     By: /S/__MICHAEL F. SANDLER___________

                                          Michael F. Sandler, Senior
                                          Vice President -- Finance and
                                          Chief Financial Officer,
                                          MEDIQ Incorporated
                                          Administrator of the Plan