Form 10-Q
period 1995-03-31
MEDIQ INC
filed 1995-05-15
CIK 350920

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 1995    Commission File Number: 1-8147

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__   No____

     As of May 5, 1995, there were 17,791,963 shares of Common Stock, par value $1.00 per share and 6,337,910 shares of Preferred Stock, par value $.50 per share, outstanding.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 1995

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS.

     Condensed Consolidated Statements of Operations --
        Three and Six Months ended March 31, 1995 and 1994
        (Unaudited).......................................................................................           4

     Condensed Consolidated Balance Sheets --
        March 31, 1995 (Unaudited) and September 30, 1994.................................................           5

     Condensed Consolidated Statements of Cash Flows --
        Six Months ended March 31, 1995 and 1994
        (Unaudited).......................................................................................           6

     Notes to Condensed Consolidated Financial Statements
        (Unaudited).......................................................................................         7-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............       10-12

PART II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS.................................................................................          13

ITEM 5. OTHER INFORMATION.................................................................................        13-14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................................................          14-15

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 1995








                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                          MARCH 31,             MARCH 31,
                                                                     --------------------  --------------------
                                                                       1995       1994       1995       1994
                                                                     ---------  ---------  ---------  ---------
Revenues...........................................................  $  37,262  $  28,108  $  69,532  $  53,665
Costs and expenses:
  Operating........................................................     14,049     13,832     28,283     26,946
  Selling and administrative.......................................      6,160      5,103     12,561     11,143
  Depreciation and amortization....................................      7,044      5,749     14,145     11,400
                                                                     ---------  ---------  ---------  ---------
                                                                        27,253     24,684     54,989     49,489
                                                                     ---------  ---------  ---------  ---------
Operating income...................................................     10,009      3,424     14,543      4,176
Other (charges) credits:
  Interest expense.................................................     (7,473)    (5,109)   (14,877)   (10,564)
  Equity in earnings of unconsolidated affiliates..................      1,109      1,147      1,969      2,012
  Other -- net.....................................................       (437)       405         35      2,722
                                                                     ---------  ---------  ---------  ---------
Income (loss) from continuing operations before income tax expense
  (benefit)........................................................      3,208       (133)     1,670     (1,654)
Income tax expense (benefit).......................................      1,702        182        926       (276)
                                                                     ---------  ---------  ---------  ---------
Income (loss) from continuing operations...........................      1,506       (315)       744     (1,378)
Income from discontinued operations................................        281        489        832        290
                                                                     ---------  ---------  ---------  ---------
Net income (loss)..................................................  $   1,787  $     174  $   1,576  $  (1,088)
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Earnings per share:
  Income (loss) from continuing operations.........................  $     .06  $    (.01) $     .03  $    (.05)
  Income from discontinued operations..............................        .01        .02        .03        .01
                                                                     ---------  ---------  ---------  ---------
  Net income (loss)................................................  $     .07  $     .01  $     .06  $    (.04)
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Weighted average shares outstanding................................     24,572     24,392     24,509     24,350
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

            See Notes to Condensed Consolidated Financial Statements
                                       4

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        MARCH 31,   SEPT. 30,
                                                                                          1995         1994
                                                                                       -----------  -----------
                                                                                       (UNAUDITED)  (SEE NOTE)

                                                    ASSETS
Current assets:
  Cash...............................................................................   $     502   $     1,511
  Accounts receivable -- net.........................................................      33,107        16,795
  Investment in discontinued operations..............................................      49,624        49,397
  Inventories........................................................................       4,674         5,939
  Deferred income taxes..............................................................       3,072         3,323
  Assets held for sale...............................................................       3,560            --
  Other current assets...............................................................       5,826         7,865
                                                                                       -----------  -----------
     Total current assets............................................................     100,365        84,830
Equity investments...................................................................      49,632        47,730
Note receivable from MHM.............................................................      11,117        11,500
Property, plant and equipment -- net.................................................     140,800       149,200
Goodwill -- net......................................................................      64,691        65,722
Other assets.........................................................................      13,160        18,802
                                                                                       -----------  -----------
Total assets.........................................................................   $ 379,765   $   377,784
                                                                                       ===========  ===========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to financial institutions............................................   $  14,192   $     6,180
  Accounts payable...................................................................       6,300         5,952
  Accrued expenses...................................................................      21,675        22,891
  Other current liabilities..........................................................         617           969
  Current portion of long-term debt..................................................      32,155        23,444
                                                                                       -----------  -----------
     Total current liabilities.......................................................      74,939        59,436
Senior debt..........................................................................     155,934       162,436
Subordinated debt....................................................................      93,404       103,388
Deferred income taxes................................................................      11,524         9,808
Other liabilities....................................................................       6,106         6,436
Stockholders' equity.................................................................      37,858        36,280
                                                                                       -----------  -----------
Total liabilities and stockholders' equity...........................................   $ 379,765   $   377,784
                                                                                       -----------  -----------
                                                                                       -----------  -----------

Note: The balance sheet at September 30, 1994 has been condensed from the audited financial statements at that date and restated for discontinued operations.

            See Notes to Condensed Consolidated Financial Statements
                                       5

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                               MARCH 31,
                                                                                          --------------------
                                                                                            1995       1994
                                                                                          ---------  ---------
Cash Flows From Operating Activities:
  Net income (loss).....................................................................  $   1,576  $  (1,088)
  Adjustments to reconcile net income (loss) to net cash provided by operating
     activities.........................................................................     16,209      7,641
  (Increase) decrease in accounts receivable............................................    (16,590)    (4,419)
  (Increase) decrease in inventory......................................................      1,283        657
  Increase (decrease) in accounts payable...............................................       (527)    (1,888)
  Increase (decrease) in accrued expenses...............................................     (1,655)    (3,129)
  Net cash provided by discontinued operations..........................................        605      1,390
  Other current assets and liabilities..................................................      1,303      4,188
                                                                                          ---------  ---------
  Net cash provided by operating activities.............................................      2,204      3,352

Cash Flows From Investing Activities:
  Purchase of property, plant and equipment.............................................     (2,721)    (4,663)
  Proceeds from sale of assets..........................................................        920      2,747
  Acquisitions..........................................................................         --     (1,338)
  Other.................................................................................         79        431
                                                                                          ---------  ---------
  Net cash used in investing activities.................................................     (1,722)    (2,823)

Cash Flows From Financing Activities:
  Borrowings............................................................................      9,202      4,447
  Debt repayments.......................................................................    (10,693)   (16,345)
  Dividends.............................................................................         --     (1,352)
  Proceeds from exercise of stock options...............................................         --        132
                                                                                          ---------  ---------
  Net cash used in financing activities.................................................     (1,491)   (13,118)
                                                                                          ---------  ---------
Decrease in cash........................................................................     (1,009)   (12,589)
Cash:
  Beginning balance.....................................................................      1,511     16,033
                                                                                          ---------  ---------
  Ending balance........................................................................  $     502  $   3,444
                                                                                          ---------  ---------
                                                                                          ---------  ---------
Supplemental disclosure of cash flow information:
  Interest paid.........................................................................  $  14,347  $  10,572
                                                                                          ---------  ---------
                                                                                          ---------  ---------
  Income taxes paid (refunded)..........................................................  $     107  $  (2,773)
                                                                                          ---------  ---------
                                                                                          ---------  ---------
Supplemental disclosure of non-cash investing and financing activities:
  Equipment financed with debt and capital leases.......................................  $   1,847  $   3,574
                                                                                          ---------  ---------
                                                                                          ---------  ---------

            See Notes to Condensed Consolidated Financial Statements
                                       6

                      MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of March 31, 1995, the condensed consolidated statements of operations for the three and six months ended March 31, 1995 and 1994, and the condensed consolidated statements of cash flows for the six months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1994 Annual Report on Form 10-K. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

NOTE B -- DISCONTINUED OPERATIONS

     In the second quarter of fiscal 1995, the Company adopted a plan to sell four non-core businesses, Medifac, Inc., Health Examinetics, Inc., MEDIQ Mobile X-Ray Services, Inc. and MEDIQ Imaging Services, Inc., within twelve months.
As a result, operating results and net assets of these businesses have been reported as discontinued operations. The Company's prior year consolidated financial statements have been restated to report the net assets and operating results of these businesses as discontinued operations.

     Net income from discontinued operations for the three and six month periods ended March 31, 1995 included an estimated net loss on the disposal of the non-core businesses aggregating $.7 million. Summary operating results, exclusive of the estimated net loss on disposal of discontinued operations were as follows (in thousands):

                                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                 MARCH 31,             MARCH 31,
                                                            --------------------  --------------------
                                                              1995       1994       1995       1994
                                                            ---------  ---------  ---------  ---------
Revenues..................................................  $  23,206  $  16,865  $  41,852  $  31,781
Operating profit..........................................      3,167      1,642      5,188      2,162
Pretax income.............................................      2,238        872      3,350        657
Net income................................................        941        489      1,492        290

     Net assets of discontinued operations as of March 31, 1995 were as follows (in thousands):

Current assets.......................................................................  $  26,763
Property, plant and equipment........................................................     26,588
Goodwill.............................................................................     19,560
Other assets.........................................................................     29,324
Current liabilities..................................................................    (21,449)
Long-term debt, net of current maturities............................................    (31,162)
                                                                                       ---------
Net assets of discontinued operations................................................  $  49,624
                                                                                       ---------
                                                                                       ---------

NOTE C -- RECENT DEVELOPMENTS

     On January 20, 1995, the Company announced the formation of a Special Committee of the Board of Directors for the purpose of exploring alternative ways to maximize shareholder value. Among those matters to be considered by the Special Committee are the possible sale of all or substantially all of the stock or assets of the Company, its wholly-owned subsidiaries or its equity investments to a buyer or group of buyers, which may include members of the management of the Company and its subsidiaries. The Special Committee retained the investment banking firm of Lazard, Freres & Co. to act as its exclusive financial advisor to assist it in considering these alternatives.

     On March 14, 1995, the Company announced that it had received an offer from members of the Company's management to acquire all of the outstanding common and preferred stock and repay or assume all debt of the Company and its subsidiaries in a transaction valued at approximately $437 million. The offer was referred to the Special Committee for review. The offer proposed to pay stockholders $6.87 per share of common and preferred stock consisting of $4.00 in cash and $2.87, representing the current market value, as of that date, on a per share basis of the Company's publicly-traded equity interests and the face value of the note receivable from Mental Health Management, Inc.

     On March 17, 1995, the Company announced that the Special Committee reviewed the offer that was made March 14, 1995 by the Company's management and recommended that the Board of Directors reject the offer as inadequate.

     On April 13, 1995, the Company announced that its Board of Directors accepted the recommendation of its Special Committee rejecting management's offer to acquire the Company as being inadequate. In accepting the Special Committee recommendation, the Board of Directors consulted with its investment banker, Lazard, Freres & Co. The Company also stated that it will continue to solicit offers for the Company and its wholly-owned subsidiaries including MEDIQ/PRN and has directed Lazard, Freres & Co. to continue its efforts in this regard. In addition, the Company announced that it entered into an agreement to sell Medifac, Inc., the Company's healthcare facility planning, design and project management subsidiary, and certain real estate, to the management group of Medifac for an aggregate sale price of $11.8 million.
The Company also announced that it is focusing on the sale of its non-core businesses including Health Examinetics, Inc., MEDIQ Mobile X-Ray Services, Inc. and MEDIQ Imaging Services, Inc.

NOTE D -- INVENTORIES

     Inventories, which consist primarily of parts and supplies, are stated at the lower of cost (first-in, first-out method) or market.

NOTE E -- EQUITY INVESTMENTS

     As of March 31, 1995, the Company's ownership interest in NutraMax Products, Inc., PCI Services, Inc. and MMI Medical, Inc. was 47.4%, 46.9% and 40.1%, respectively.

     Summarized income statement information for NutraMax, PCI and MMI is presented below (in thousands).

NutraMax Products, Inc.

                                             THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                        ------------------------------  ------------------------------
                                           APRIL 1,        APRIL 2,        APRIL 1,        APRIL 2,
                                             1995            1994            1995            1994
                                        --------------  --------------  --------------  --------------
Net sales.............................    $   15,055     $   14,977       $   30,178      $   25,178
Net income............................         1,111          1,110            2,349           1,772

PCI Services, Inc.

                                         THREE MONTHS ENDED MARCH 31,     SIX MONTHS ENDED MARCH 31,
                                        ------------------------------  ------------------------------
                                             1995            1994            1995            1994
                                        --------------  --------------  --------------  --------------
Net revenue...........................    $   31,912     $   30,413      $   60,522       $   58,330
Net income............................         1,121          1,471           2,162            2,776

MMI Medical, Inc.

                                        THREE MONTHS ENDED JANUARY 31,   SIX MONTHS ENDED JANUARY 31,
                                        ------------------------------  ------------------------------
                                             1995          1994(1)           1995          1994(1)
                                        --------------  --------------  --------------  --------------
Revenues..............................    $   10,592     $    7,769       $   21,903      $   15,721
Net income (loss).....................           121            421             (407)            724

(1) The Company obtained its investment in MMI in the fourth quarter of 1994 in connection with the merger of MEDIQ Equipment and Maintenance Services, Inc. with MMI.

NOTE F -- SALE OF ASSETS

     In April 1995, the Company sold its investments in New West common stock and preferred stock for an aggregate consideration of $3.0 million resulting in a pretax loss of $1.1 million ($.7 million, or $.03 per share, net of taxes). The loss is reflected in the Company's Condensed Consolidated Statements of Operations for the three and six months ended March 31, 1995.

NOTE G -- LONG-TERM DEBT

     Under the terms of its 7.25% convertible debentures due 2006, the Company is required to offer to repurchase a portion of the debentures if stockholders' equity is $40 million or less at the end of two consecutive fiscal quarters. Since June 30, 1994, the Company's stockholders' equity has been less than $40 million. The requirement to repurchase debentures at December 31, 1994 and June 30, 1995 has been satisfied through the Company's previous acquisition of $23.3 million principal amount of debentures. If stockholders' equity continues to be less than $40 million, the Company will be required to repurchase approximately $10.5 million of debentures on December 31, 1995 and $11.25 million of debentures semi-annually thereafter until all debentures are repurchased or stockholders' equity is more than $40 million. As of March 31, 1995, $10.5 million of the debentures have been classified as a current obligation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion addresses the financial condition of the Company as of March 31, 1995 and its results of operations for the three and six months ended March 31, 1995, compared with the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section (pages 12-18) for the fiscal year ended September 30, 1994 included in the Company's Annual Report on Form 10-K.

     In the second quarter of fiscal 1995, the Company adopted a plan to sell four non-core businesses, Medifac, Inc., Health Examinetics, Inc., MEDIQ Mobile X-Ray Services, Inc. and MEDIQ Imaging Services, Inc., within twelve months.
As a result, operating results of these businesses have been reported as discontinued operations in the current and prior year periods.

     On September 30, 1994, the Company acquired the critical care and life support medical rental equipment inventory and certain other assets of Kinetic Concepts, Inc. ('KCI'), a competitor of MEDIQ/PRN, for a purchase price of approximately $88 million, including transaction costs and the assumption of certain capital lease obligations. MEDIQ/PRN accounted for 96% of revenues from continuing operations in the current periods.

     In August 1994, the Company merged its MEDIQ Equipment and Maintenance Services, Inc. ('MEMS') subsidiary with MMI Medical, Inc. ('MMI'), and the Company received approximately 40% of the outstanding shares of MMI common stock. The Company accounts for its investment in MMI under the equity method of accounting.

SEASONALITY

     MEDIQ/PRN's business is seasonal, with demand historically peaking in the winter months or the Company's second fiscal quarter. Accordingly, the Company's operating results from continuing operations for the quarter ended March 31, 1995 are not indicative of the operating results for the full year.

RESULTS OF OPERATIONS

Second Quarter 1995 Compared with Second Quarter 1994

     Revenues were $37.3 million for the second quarter of 1995, as compared to $28.1 million in the prior year quarter. MEDIQ/PRN's revenues increased to $35.9 million from $20.9 million in the second quarter of 1994 as a result of the KCI acquisition, which resulted in increased rental volume to existing customers and an expanded customer base. MEDIQ/PRN's revenues were also affected by increases in certain rental prices. Revenues from the Company's other operating activities decreased to $1.5 million in the current quarter, as compared to $7.1 million in the prior year quarter, which included $5.0 million of revenues from MEMS, which was merged with MMI in August 1994.

     Operating income increased to $10.0 million, or 27% of revenues for the second quarter of 1995, as compared to $3.4 million, or 12% of revenues in the prior year quarter. The increase in operating income was primarily attributable to MEDIQ/PRN which experienced a $7.8 million increase in operating income to $11.8 million, reflecting additional revenues and improved operating margins as a result of the KCI acquisition. This increase was partially offset by a decrease in operating income from the Company's other operating activities of $.4 million.

     Interest expense increased 47% to $7.5 million for the second quarter of 1995 from $5.1 million as a result of increased borrowings associated with the expansion of MEDIQ/PRN.

     The Company's equity in earnings of its unconsolidated affiliates of $1.1 million in 1995 was consistent with the prior year quarter.

     Pretax income from continuing operations was $3.2 million for the second quarter of 1995, as compared to a pretax loss of $.1 million in the prior year quarter. The current period reflects a pretax loss of $1.1 million related to the Company's investments in New West common stock and preferred stock which were sold in April 1995 for aggregate consideration of $3.0 million.

    Revenues and operating income from discontinued operations increased to $23.2 million and $3.2 million, respectively, as compared to $16.9 million and $1.6 million in the prior year period. Net income from discontinued operations was $.3 million for the current quarter (net of a reserve for the estimated net loss on disposal of $.7 million), as compared to $.5 million in the prior year quarter. The Company anticipates selling these operations within twelve months. Estimated operating results from discontinued operations for the period
April 1, 1995 through the expected date of disposal are reflected in the estimated loss on disposal of $.7 million recognized in the second quarter.


Six Months Ended March 31, 1995 Compared with Six Months Ended March 31, 1994

     Revenues were $69.5 million for the six months ended March 31, 1995, as compared to $53.7 million in the prior year period. MEDIQ/PRN's revenues were $66.6 million, an increase of $26.7 million from the prior year period, primarily attributable to the KCI acquisition. MEDIQ/PRN's revenues were also affected by increases in certain rental prices. Revenues from the Company's other operating activities decreased to $3.0 million in the current period, as compared to $13.7 million in the prior year period, which included revenues of $9.6 million from MEMS, which was merged with MMI in August 1994.

     Operating income increased to $14.5 million, or 21% of revenues, for the current period, as compared to $4.2 million, or 8% of revenues, in the prior year period. The increase in operating income was attributable to MEDIQ/PRN which continued to experience additional revenues and improved operating margins in connection with the KCI acquisition. This increase was partially offset by a decrease in operating income from the Company's other operating activities of $.8 million.

     Interest expense increased 41% to $14.9 million for the current period from $10.6 million as a result of increased borrowings associated with the expansion of MEDIQ/PRN.

     The Company's equity in earnings of its unconsolidated affiliates of $2.0 million was consistent with the prior year period.

     Pretax income from continuing operations was $1.7 million for the six months ended March 31, 1995 as compared to a pretax loss of $1.7 million in the prior year period. The current period reflects a pretax loss of $1.1 million related to the Company's investments in New West common stock and preferred stock which were sold in April 1995. The prior year period included a pretax gain of $1.9 million relating primarily to its investment in New West which completed an initial public offering in December 1993.

     Revenues and operating income from discontinued operations increased to $41.9 million and $5.2 million, respectively, from $31.8 million and $2.2 million in the prior year period. Net income from discontinued operations was $.8 million for the six months ended March 31, 1995 (net of a reserve for the estimated net loss on disposal of $.7 million), as compared to $.3 million in the prior year period.

INCOME TAXES

     The Company's effective tax rate was disproportionate compared to the statutory rate as a result of goodwill amortization, earnings of the Company's equity investments and the non-recognition of certain operating losses for state income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $2.2 million for the six months ended March 31, 1995, as compared to $3.4 million in the prior year period. Cash flows from operating activities were adversely affected by an increase in accounts receivables of $16.6 million from September 30, 1994 to March 31, 1995, which resulted primarily from the increase in MEDIQ/PRN's revenues of approximately $27 million. Cash flows from operating activities for the remainder of the fiscal year are anticipated to improve as the growth in accounts receivable stabilizes.

     Net cash used in investing activities was $1.7 million for the six months ended March 31, 1995. Capital expenditures totalled $4.6 million, of which $1.8 million were financed with long-term debt.

     Net cash used in financing activities was $1.5 million for the six months ended March 31, 1995, and consisted of repayments of notes payable and long-term debt of $10.7 million, partially offset by borrowings of $9.2 million.

     Under the terms of its 7.25% convertible debentures due 2006, the Company is required to offer to repurchase a portion of the debentures if stockholders' equity is $40 million or less at the end of two consecutive fiscal quarters. Since June 30, 1994, the Company's stockholders' equity has been less than $40 million. The requirement to repurchase debentures at December 31, 1994 and June 30, 1995 has been satisfied through the Company's previous acquisition of $23.3 million principal amount of debentures. If stockholders' equity continues to be less than $40 million, the Company will be required to repurchase approximately $10.5 million of debentures on December 31, 1995 and $11.25 million of debentures semi-annually thereafter until all debentures are repurchased or stockholders' equity is more than $40 million. As of March 31, 1995, $10.5 million of the debentures have been classified as a current obligation.

      The Company believes that its existing working capital, anticipated funds to be generated from operations, and anticipated proceeds from the disposal of discontinued operations and other assets, together with existing credit facilities, will be sufficient to meet anticipated operating and capital needs. Proceeds from the sale of discontinued operations are anticipated to be used for working capital purposes and reductions of current and long-term debt. Depending upon future growth of MEDIQ/PRN, additional financing may be required.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 1995

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On March 14, 1995, an action was filed in the Court of Chancery of the State of Delaware by two stockholders against the Company and its directors. The suit, which seeks status as a class action on behalf of all of the Company's stockholders, alleges breaches of the fiduciary duties of the directors and the Company in connection with the proposal submitted to the Board of Directors by a management group for the purchase of all of the outstanding shares of common and preferred stock of the Company (see Item 5 below). The class action suit seeks an injunction to prevent the proposed transaction from being pursued, as well as compensatory damages and attorney's fees. The Company believes that this suit is without merit, and is moot because the offer submitted by the management group was rejected by the Board of Directors and has expired.

     On March 29, 1995, an action was filed in the U.S. District Court for the Eastern District of Pennsylvania by Dr. Jeffrey S. Weisman against the Company, two wholly-owned subsidiaries of the Company and two employees of the subsidiaries. The suit alleges that the defendants committed fraudulent practices and violated the Racketeer Influenced and Corrupt Organization Act and the so-called 'whistleblower' provisions of the False Claims Act in connection with the purchase by a subsidiary of the Company of a business formerly owned by the plaintiff. The suit also alleges that the defendants retaliated against the plaintiff for questioning alleged fraudulent practices involving the Medicare system by a subsidiary of the Company. The suit seeks compensatory damages and punitive damages aggregating in excess of $12,000,000, as well as attorney's fees and other remedies. The Company intends to vigorously defend this suit.

ITEM 5. OTHER INFORMATION

     On January 20, 1995, the Company announced the formation of a Special Committee of the Board of Directors for the purpose of exploring alternative ways to maximize shareholder value. Among those matters to be considered by the Special Committee are the possible sale of all or substantially all the stock or assets of the Company, its wholly-owned subsidiaries or its equity investments to a buyer or group of buyers, which may include members of the management of the Company and its subsidiaries. The Special Committee retained the investment banking firm of Lazard, Freres & Co. to act as its exclusive financial advisor to assist it in considering these alternatives.

     On March 14, 1995, the Company announced that it had received an offer from members of the Company's management to acquire all of the outstanding common and preferred stock and repay or assume all debt of the Company and its subsidiaries in a transaction valued at $437 million. The offer was referred to the Special Committee for review. The offer proposed to pay stockholders $6.87 per share of common and preferred stock consisting of $4.00 in cash and $2.87, representing the current market value, as of that date, on a per share basis of the Company's publicly-traded equity interests in MMI, NutraMax and PCI, and the face value of the note receivable from Mental Health Management, Inc. The offer proposes distributing the equity interests and note either directly to stockholders of the Company or to a liquidating trust for the benefit of the stockholders of the Company. The offer was conditioned upon negotiating and executing a mutually acceptable merger agreement by April 14, 1995, and was subject to certain other customary conditions including financing, and, among other matters, specifically encouraged the Special Committee to continue to solicit other acquisition proposals from interested parties.

     On March 17, 1995, the Company announced that the Special Committee reviewed the offer that was made March 14, 1995 by MEDIQ Acquisition Corp.
to acquire the Company, and recommended that the Board of Directors reject the offer as inadequate. In determining to recommend that the Board reject the offer, the Special Committee consulted with its investment bankers, Lazard, Freres & Co. The Special Committee has undertaken a process to solicit offers for the Company, its wholly-owned subsidiaries, including MEDIQ/PRN, and its equity investments. The Special Committee advised MEDIQ Acquisition Corp. that it could submit an improved offer as part of that process.

     On April 13, 1995, the Company announced that its Board of Directors accepted the recommendation of its Special Committee rejecting the offer of MEDIQ Acquisition Corp. to acquire the Company. In accepting the Special Committee recommendation, the Board of Directors consulted with its investment bankers, Lazard, Freres & Co. The Company also stated that it will continue to solicit offers for the Company and its wholly-owned subsidiaries including MEDIQ/PRN, and has directed Lazard, Freres & Co. to continue its efforts in this regard. In addition, the Company announced that it entered into an agreement to sell Medifac, Inc., the Company's healthcare facility planning, design and project management subsidiary, and certain real estate, to the management group of Medifac, headed up by James W. Eastwood, President and Chief Executive Officer, for an aggregate sale price of $11.8 million. The Company also announced that it is focusing on the sale of its non-core businesses including Health Examinetics, Inc., MEDIQ Mobile X-Ray Services, Inc. and MEDIQ Imaging Services, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit 11 -- Computation of Net Income Per Share appears on page 17.
Exhibit 27 -- Financial Data Schedule appears on page 18.

(b) Reports on Form 8-K.

The Company filed the following reports on Form 8-K:

Date of Earliest Event Requiring Report: January 20, 1995
Date of Filing: January 26, 1995
Items Reported: Item 5
Subject: Formation of Special Committee of the Board of Directors to explore alternative ways to maximize shareholder value; retention of Lazard, Freres & Co. as financial advisor.

Date of Earliest Event Requiring Report: March 14, 1995
Date of Filing: March 15, 1995
Items Reported: Item 5
Subject: Offer received from management group to acquire outstanding shares in transaction valued at $437 million.

Date of Earliest Event Requiring Report: March 17, 1995
Date of Filing: April 5, 1995
Items Reported: Item 5
Subject: Special Committee recommends rejection of offer from management group; action filed in Delaware against the Company and Board of Directors alleging breaches of fiduciary duties in connection with offer from management group seeking an injunction to prevent the proposed transaction from being pursued; action filed in Federal District Court against the Company, two subsidiaries and two employees of a subsidiary alleging fraudulent practices, RICO violations, whistleblower violations and retaliation, seeking compensatory and punitive damages in excess of $12,000,000 and other remedies.

Date of Earliest Event Requiring Report: April 13, 1995
Date of Filing: April 19, 1995
Items Reported: Item 5
Subject: Board of Directors rejects offer from management group; agreement signed to sell Medifac, Inc., the Company's healthcare facility planning, design and project management subsidiary, to the management group of Medifac for $11.8 million; continuing to focus on the sale of non-core businesses including Health Examinetics, Inc., MEDIQ Mobile X-Ray Services, Inc. and MEDIQ Imaging Services, Inc.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 1995

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    MEDIQ Incorporated
                                                       (Registrant)

                                         ________/s_/__MICHAEL F. SANDLER_______
                                                    Michael F. Sandler
                                            Senior Vice President -- Finance
                                               and Chief Financial Officer

May 15, 1995
(Date)

                                   EXHIBIT 11
                      MEDIQ INCORPORATED AND SUBSIDIARIES
                      COMPUTATION OF NET INCOME PER SHARE
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                    MARCH 31,             MARCH 31,
                                                               --------------------  --------------------
                                                                 1995       1994       1995       1994
                                                               ---------  ---------  ---------  ---------
Computation of Primary Earnings Per Share:
  Net Income (loss)..........................................  $   1,787  $     174  $   1,576  $  (1,088)
                                                                ========   ========   ========   ========
Weighted average of primary shares:
  Common stock...............................................     17,747     17,517     17,743     17,463
  Preferred stock............................................      6,420      6,448      6,424      6,452
  Assumed conversion of options..............................        405        427        342        435
                                                                --------   --------   --------   --------
     Total...................................................     24,572     24,392     24,509     24,350
                                                                ========   ========   ========   ========
Primary Earnings (Loss) Per Share............................  $     .07  $     .01  $     .06  $    (.04)
                                                                ========   ========   ========   ========

Computation of Fully Diluted Earnings Per Share (1):
  Net Income (loss)..........................................  $   1,787  $     174  $   1,576  $  (1,088)
  Interest and amortization of deferred costs on convertible
     debentures -- net of tax................................        580        579      1,159      1,159
                                                                --------   --------   --------   --------
     Total...................................................  $   2,367  $     753  $   2,735  $      71
                                                                ========   ========   ========   ========
Weighted average of fully diluted shares:
  Common stock...............................................     17,747     17,517     17,743     17,463
  Preferred stock............................................      6,420      6,448      6,424      6,452
  Assumed conversion of options..............................        444        429        369        436
  Assumed conversion of convertible debentures...............      6,897      6,897      6,897      6,897
                                                                --------   --------   --------   --------
     Total...................................................     31,508     31,291     31,433     31,248
                                                                ========   ========   ========   ========
Fully Diluted Earnings Per Share.............................  $     .08  $     .02  $     .09  $     .00
                                                                ========   ========   ========   ========

(1) This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB opinion No. 15, because it is anti-dilutive or results in dilution of less than 3%.