Form 10-Q
period 1995-06-30
MEDIQ INC
filed 1995-08-14
CIK 350920

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ---------------------------------

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended:June 30, 1995      Commission File Number: 1-8147

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

As of August 4, 1995, there were 17,807,520 shares of Common Stock, par value $1.00 per share and 6,342,018 shares of Series A Preferred Stock, par value $.50 per share, outstanding.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended June 30, 1995

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements.

             Condensed Consolidated Statements of Operations-
             Three and Nine Months ended June 30, 1995 and 1994
             (Unaudited)                                                        4

             Condensed Consolidated Balance Sheets-
             June 30, 1995 (Unaudited) and September 30, 1994                   5

             Condensed Consolidated Statements of Cash Flows-
             Nine Months ended June 30, 1995 and 1994
             (Unaudited)                                                        6

             Notes to Condensed Consolidated Financial
             Statements (Unaudited)                                          7-10

  Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations.              11-14

PART II.  OTHER INFORMATION:

  Item 1.  Legal Proceedings.                                                  15

  Item 5.  Other Information.                                               15-16

  Item 6.  Exhibits and Reports on Form 8-K.                                16-17


                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended June 30, 1995

                         PART I. FINANCIAL INFORMATION

                         Item 1. Financial Statements.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                  Three Months Ended    Nine Months Ended
                                                       June 30,             June 30,
                                                  ------------------    -----------------
                                                    1995       1994     1995      1994
                                                  --------  --------  --------  --------
Revenues                                          $ 33,290  $ 24,828  $102,822  $ 78,493

Costs and expenses:
  Operating                                         13,885    13,503    42,168    40,449
  Selling and administrative                         5,617     5,690    18,178    16,833
  Depreciation and amortization                      7,890     5,724    22,035    17,124
                                                  --------  --------  --------  --------
                                                    27,392    24,917    82,381    74,406
                                                  --------  --------  --------  --------

Operating income (loss)                              5,898       (89)   20,441     4,087

Other (charges) credits:
  Interest expense                                  (7,293)   (5,200)  (22,170)  (15,764)
  Equity in earnings of unconsolidated affiliates      154     1,044     2,123     3,056
  Other - net                                          455       376       490     3,098
                                                  --------  --------  --------  --------

Income (loss) from continuing operations before
  income tax expense (benefit)                        (786)   (3,869)      884    (5,523)
Income tax expense (benefit)                           406    (1,145)    1,332    (1,421)
                                                  --------  --------  --------  --------

Loss from continuing operations                     (1,192)   (2,724)     (448)   (4,102)

Income (loss) from discontinued operations              --      (125)      832       165
                                                  --------  --------  --------  --------

Net income (loss)                                 $ (1,192) $ (2,849) $    384  $ (3,937)
                                                  ========  ========  ========  ========

Earnings per share:

  Loss from continuing operations                 $   (.05) $   (.11) $   (.02) $   (.17)
  Income (loss) from discontinued operations            --      (.01)      .03       .01
                                                  --------  --------  --------  --------

  Net income (loss)                               $   (.05) $   (.12) $    .01  $   (.16)
                                                  ========  ========  ========  ========

Weighted average shares outstanding                 24,699    24,418    24,573    24,373
                                                  ========  ========  ========  ========


            See Notes to Condensed Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        June 30,       Sept. 30,
                                                          1995           1994
                                                       -----------    ----------
                                                       (Unaudited)    (See Note)

                                     Assets

Current assets:
  Cash                                                  $   2,702     $   1,511
  Accounts receivable - net                                30,318        16,795
  Investment in discontinued operations                    37,022        49,397
  Inventories                                               4,402         5,939
  Deferred income taxes                                     4,243         3,323
  Other current assets                                      5,832         7,865
                                                       -----------    ----------

     Total current assets                                  84,519        84,830

Investments in unconsolidated affiliates                   49,794        47,730
Note receivable from MHM                                   10,925        11,500
Property, plant and equipment - net                       137,735       149,200
Goodwill - net                                             63,928        65,722
Other assets                                               17,565        18,802
                                                       -----------    ----------

Total assets                                            $ 364,466     $ 377,784
                                                       ===========    ==========

Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable to financial institutions               $  10,078     $   6,180
  Accounts payable                                          5,342         5,952
  Accrued expenses and other current liabilities           23,425        23,860
  Current portion of long-term debt                        38,841        23,444
                                                       -----------    ----------

     Total current liabilities                             77,686        59,436

Senior debt                                               148,595       162,436
Subordinated debt                                          82,411       103,388
Deferred income taxes                                      13,085         9,808
Other liabilities                                           5,978         6,436

Stockholders' equity                                       36,711        36,280
                                                       -----------    ----------

Total liabilities and stockholders' equity              $ 364,466     $ 377,784
                                                       ===========    ==========


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

            See Notes to Condensed Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                    Nine Months Ended
                                                                         June 30,
                                                                ------------------------
                                                                  1995             1994
                                                                --------        ---------
Cash Flows From Operating Activities:
    Net income (loss)                                           $    384         $(3,937)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities                   24,689          11,672
    (Increase) decrease in accounts receivable                   (13,305)         (1,202)
    (Increase) decrease in inventory                               1,537           1,218
    Increase (decrease) in accounts payable                         (962)         (2,796)
    Increase (decrease) in accrued expenses                         (553)         (1,432)
    Net cash provided by discontinued operations                   1,844             983
    Other current assets and liabilities                             677           3,185
                                                                --------        ---------

    Net cash provided by operating activities                     14,311           7,691

Cash Flows From Investing Activities:
    Purchase of property, plant and equipment                     (7,076)         (5,975)
    Proceeds from sale of assets                                   6,765           3,081
    Proceeds from sale of  discontinued operations                 6,368              --
    Acquisitions                                                      --          (1,020)
    Other                                                         (1,631)          1,138
                                                                --------        ---------

    Net cash provided by (used in) investing activities            4,426          (2,776)

Cash Flows From Financing Activities:
    Borrowings                                                     5,088           3,847
    Debt repayments                                              (22,681)        (18,315)
    Dividends                                                        --           (1,921)
    Proceeds from exercise of stock options                           47             282
                                                                --------        ---------

    Net cash used in financing activities                        (17,546)        (16,107)

Increase (decrease) in cash                                        1,191         (11,192)

Cash:
    Beginning balance                                              1,511          16,033
                                                                --------        ---------

    Ending balance                                              $  2,702         $ 4,841
                                                                ========        =========

Supplemental disclosure of cash flow information:

    Interest paid                                               $ 17,726         $13,107
                                                                ========        =========
    Income taxes paid (refunded)                                $    122         $(2,976)
                                                                ========        =========

Supplemental disclosure of non-cash investing and financing activities:

    Equipment financed with debt and capital leases             $  1,328         $ 4,950
                                                                ========        =========
    Liabilities assumed in connection with acquisitions         $     --         $ 2,627
                                                                ========        =========


            See Notes to Condensed Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note A - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 1995, the condensed consolidated statements of operations for the three and nine months ended June 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the nine months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1994 Annual Report on Form 10-K. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

Note B - Discontinued Operations

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

On June 27, 1995, the Company sold Medifac, Inc., a healthcare facility planning, design and project management firm, and related assets to the management of Medifac for approximately $11.0 million, consisting of $6.0 million in cash and $5.0 million in notes. The sale resulted in a net loss which is included in the estimated net loss on the disposal of the non-core businesses aggregating $.7 million recorded in the quarter ended March 31, 1995.

Summary operating results of discontinued operations, exclusive of the estimated net loss on the disposal, were as follows (in thousands):

                           Three Months Ended                    Nine Months Ended
                                 June 30,                             June 30,
                         -----------------------              -----------------------
                           1995           1994                  1995           1994

   Revenues              $ 21,981       $ 18,985              $ 63,833       $ 50,766
   Operating income         1,982            832                 7,170          2,994
   Net income (loss)          645           (125)                2,137            165


Net assets of discontinued operations as of June 30, 1995 were as follows (in thousands):


   Current assets                              $ 18,722
   Property, plant and equipment                 13,422
   Goodwill                                      18,727
   Other assets                                   7,127
   Current liabilities                          (16,458)
   Long-term debt, net of current maturities    ( 4,518)
                                               --------

  Net assets of discontinued operations        $ 37,022
                                               ========


                      MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note C - Recent Developments

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

On April 13, 1995, the Company announced that its Board of Directors accepted the recommendation of its Special Committee rejecting management's offer to acquire the Company as being inadequate. In accepting the Special Committee recommendation, the Board of Directors consulted with its investment banker, Lazard, Freres & Co. The Company also stated that it will continue to solicit offers for the Company and its wholly-owned subsidiaries including MEDIQ/PRN. The Company's efforts in this regard are continuing.

Note D - Inventories

Inventories, which consist primarily of parts and supplies, are stated at the lower of cost (first-in, first-out method) or market.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note E - Equity Investments

As of June 30, 1995, the Company's ownership interest in NutraMax Products, Inc., PCI Services, Inc. and MMI Medical, Inc. was 47.4%, 46.9% and 40.1%, respectively.

Summarized income statement information for NutraMax, PCI and MMI is presented below (in thousands).

NutraMax Products, Inc.

                              Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                         ----------------------------       ----------------------------
                          July 1,             July 2,        July 1,             July 2,
                           1995                1994           1995                1994
                         --------           ---------       --------            --------
   Net sales             $ 15,184            $ 15,399       $ 45,362            $ 40,577
   Net income                 857               1,185          3,206               2,957


PCI Services, Inc.

                          Three Months Ended June 30,          Nine Months Ended June 30,
                         ----------------------------         ---------------------------
                            1995                1994            1995               1994
                         ---------           --------        --------            --------
   Net revenue           $ 34,703            $ 31,427        $ 95,225            $ 89,757
   Net income               1,698               1,146           3,860               3,922


MMI Medical, Inc.

                          Three Months Ended April 30,        Nine Months Ended April 30,
                         -----------------------------        ----------------------------
                            1995             1994(1)           1995               1994(1)
                         --------           --------         --------            --------
   Revenues              $  9,632           $  7,218         $ 31,535            $ 22,939
   Net income (loss)       (2,603)               (33)          (3,010)                691


(1) The Company obtained its investment in MMI in August 1994 in connection with the merger of MEDIQ Equipment and Maintenance Services, Inc. with MMI.

Note F - Sale of Assets

In April 1995, the Company sold its investments in New West common stock and preferred stock for an aggregate consideration of $3.0 million resulting in a pretax loss of $1.1 million ($.7 million, or $.03 per share, net of taxes). The loss is reflected in the Company's Condensed Consolidated Statements of Operations for the nine months ended June 30, 1995.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note G - Long-Term Debt

Under the terms of the 7.25% convertible debentures due 2006, the Company is required to offer to repurchase a portion of the debentures if stockholders' equity is $40 million or less at the end of two consecutive fiscal quarters. Since June 30, 1994, the Company's stockholders' equity has been less than $40 million. The requirement to repurchase debentures at December 31, 1994 and June 30, 1995 has been satisfied through the Company's previous acquisition of $23.3 million principal amount of debentures. Based upon the Company's equity as of June 30, 1995, the Company will be required to offer to repurchase approximately $10.5 million of debentures on December 31, 1995. Thereafter, if stockholders' equity continues to be less than $40 million, the Company will be required to offer to repurchase approximately $11.25 million of debentures semi-annually until all debentures are repurchased or stockholders' equity is more than $40 million. As of June 30, 1995, $21.75 million of the debentures have been classified as current obligations.

Note H - Subsequent Events

In August 1995, the Company sold the assets of MEDIQ Imaging Services, Inc., the Company's mobile and fixed site ultrasound and nuclear imaging business to National Medical Care, Inc., a division of W.R. Grace, Inc., for approximately $18 million in cash and the assumption of approximately $10 million of debt.

In July 1995, the Company settled a lawsuit filed on March 29, 1995 by Dr. Jeffrey S. Weisman.

           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

General

     The following discussion addresses the financial condition of the Company as of June 30, 1995 and its results of operations for the three and nine months ended June 30, 1995, compared with the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section (pages 12-18) for the fiscal year ended September 30, 1994 included in the Company's Annual Report on Form 10-K.

     In the second quarter of fiscal 1995, the Company adopted a plan to sell four non-core businesses, Medifac, Inc., Health Examinetics, Inc., MEDIQ Mobile X-Ray Services, Inc. and MEDIQ Imaging Services, Inc., within twelve months. As a result, operating results of these businesses have been reported as discontinued operations in the current and prior year periods.

     On September 30, 1994, the Company acquired the critical care and life support medical rental equipment inventory and certain other assets of Kinetic Concepts, Inc. ("KCI"), a competitor of MEDIQ/PRN, for a purchase price of approximately $88 million, including transaction costs and the assumption of certain capital lease obligations. MEDIQ/PRN accounted for 96% of revenues from continuing operations in the current periods.

     In August 1994, the Company merged its MEDIQ Equipment and Maintenance Services, Inc. ("MEMS") subsidiary with MMI Medical, Inc. ("MMI"), and the Company received approximately 40% of the outstanding shares of MMI common stock. The Company accounts for its investment in MMI under the equity method of accounting.

Seasonality

     MEDIQ/PRN's business is seasonal, with demand historically peaking in the winter months or the Company's second fiscal quarter. Accordingly, the Company's operating results from continuing operations for the quarter and nine months ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

Results of Operations

Third Quarter 1995 Compared with Third Quarter 1994

     Revenues were $33.3 million for the third quarter of 1995, as compared to $24.8 million in the prior year quarter. MEDIQ/PRN's revenues increased to $32.7 million from $18.1 million in the third quarter of 1994 as a result of the KCI acquisition, which resulted in increased rental volume to existing customers and an expanded customer base. MEDIQ/PRN's revenues were also affected by increases in certain rental prices. Revenues from the Company's other operating activities decreased approximately $5.0 million as a result of the merger of MEMS with MMI in August 1994.

     Operating income increased to $5.9 million for the third quarter of 1995, as compared to a loss of $.1 million in the prior year quarter. The increase in operating income was primarily attributable to MEDIQ/PRN which experienced a $5.7 million increase in operating income to $7.2 million, reflecting additional revenues and improved operating margins as a result of the KCI acquisition.

     Interest expense increased 40% to $7.3 million for the third quarter of 1995 from $5.2 million as a result of increased borrowings associated with the KCI acquisition.

     Equity in earnings of unconsolidated affiliates decreased to $.2 million for the third quarter of 1995 from $1.0 million in the prior year quarter primarily as a result of the Company's equity in the net loss of MMI of $1.0 million. MMI reported a net loss of $2.6 million in its fourth quarter of fiscal 1995 which reflected reserves associated with equipment, inventories and the planned relocation of its corporate headquarters.

     The pretax loss from continuing operations was $.8 million for the third quarter of 1995, as compared to a pretax loss of $3.9 million in the prior year quarter.

     Revenues and operating income from discontinued operations increased to $22.0 million and $2.0 million, respectively, as compared to $19.0 million and $.8 million in the prior year quarter. Estimated operating results from discontinued operations for the period April 1, 1995 through the expected date of disposal are reflected in the estimated loss on disposal of $.7 million recognized in the second quarter of 1995. The Company sold Medifac, Inc., a healthcare facility planning, design and project management firm, and related assets to the management of Medifac for approximately $11.0 million, consisting of $6.0 million in cash and $5.0 million in notes. The sale resulted in a net loss which is included in the estimated net loss on disposal of the non-core businesses.

 Nine Months Ended June 30, 1995 Compared with Nine Months Ended June 30, 1994

     Revenues were $102.8 million for the nine months ended June 30, 1995, as compared to $78.5 million in the prior year period. MEDIQ/PRN's revenues were $99.2 million, an increase of $41.3 million from the prior year period, primarily attributable to the KCI acquisition. MEDIQ/PRN's revenues were also affected by increases in certain rental prices. Revenues from the Company's other operating activities decreased approximately $14.0 million as a result of the merger of MEMS with MMI in August 1994.

     Operating income increased to $20.4 million, or 20% of revenues, for the current period, as compared to $4.1 million, or 5% of revenues, in the prior year period. The increase in operating income was attributable to MEDIQ/PRN which continued to experience additional revenues and improved operating margins in connection with the KCI acquisition. This increase was partially offset by a decrease in operating income from the Company's other operating activities of $.7 million.

     Interest expense increased 41% to $22.2 million for the current period from $15.8 million as a result of increased borrowings associated with the KCI acquisition.

     The Company's equity in earnings of its unconsolidated affiliates was $2.1 million as compared to $3.1 million in the prior year period. The decrease was primarily attributable to the Company's equity in the net loss of MMI of $1.2 million.

     Pretax income from continuing operations was $.9 million for the nine months ended June 30, 1995, as compared to a pretax loss of $5.5 million in the prior year period. The current period reflects a pretax loss of $1.1 million related to the Company's investments in New West common stock and preferred stock which were sold in April 1995. The prior year period included a pretax gain of $1.9 million relating primarily to its investment in New West which completed an initial public offering in December 1993.

     Revenues and operating income from discontinued operations increased to $63.8 million and $7.2 million, respectively, from $50.8 million and $3.0 million in the prior year period. Net income from discontinued operations was $.8 million for the nine months ended June 30, 1995 (net of a reserve for the estimated net loss on disposal of $.7 million), as compared to $.2 million in the prior year period.

Income Taxes

     The Company's effective tax rates were disproportionate compared to the statutory rate as a result of goodwill amortization, earnings of the Company's equity investments and the non-recognition of certain operating losses for state income tax purposes.

Recent Events

     In August 1995, the Company sold the assets of MEDIQ Imaging Services, Inc., the Company's mobile and fixed site ultrasound and nuclear imaging business to National Medical Care, Inc., a division of W.R. Grace, Inc., for approximately $18 million in cash and the assumption of approximately
$10 million of debt.

     In July 1995, the Company settled a lawsuit filed on March 29, 1995 by Dr. Jeffrey S. Weisman.

Liquidity and Capital Resources

     Cash provided by operating activities was $14.3 million for the nine months ended June 30, 1995, as compared to $7.7 million in the prior year period. The increase in cash flow from operations was attributable to MEDIQ/PRN's improved operating results as a result of the KCI acquisition.

     Net cash provided by investing activities was $4.4 million for the nine months ended June 30, 1995. Proceeds from the sale of assets were $13.1 million, including $6.4 million from the sale of Medifac. Capital expenditures were $8.4 million, of which $1.3 million were financed with long-term debt.

     Net cash used in financing activities was $17.6 million for the nine months ended June 30, 1995, and consisted of repayments of notes payable and long-term debt of $22.7 million, partially offset by borrowings of $5.1 million.

     Under the terms of the 7.25% convertible debentures due 2006, the Company is required to offer to repurchase a portion of the debentures if stockholders' equity is $40 million or less at the end of two consecutive fiscal quarters. Since June 30, 1994, the Company's stockholders' equity has been less than $40 million. The requirement to repurchase debentures at December 31, 1994 and June 30, 1995 has been satisfied through the Company's previous acquisition of $23.3 million principal amount of debentures. Based upon the Company's equity as of June 30, 1995, the Company will be required to offer to repurchase approximately $10.5 million of debentures on December 31, 1995. Thereafter, if stockholders' equity continues to be less than $40 million, the Company will be required to offer to repurchase approximately $11.25 million of debentures semi-annually until all debentures are repurchased or stockholders' equity is more than $40 million. As of June 30, 1995, $21.75 million of the debentures have been classified as current obligations.

     The Company believes that its existing working capital, anticipated funds to be generated from operations, and anticipated proceeds from the disposal of discontinued operations, together with existing credit facilities, will be sufficient to meet anticipated operating and capital needs. Proceeds from the sale of discontinued operations are anticipated to be used for working capital purposes and reductions of current and long-term debt. Depending upon future growth of MEDIQ/PRN, additional financing may be required.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended June 30, 1995

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On March 14, 1995, an action was filed in the Court of Chancery of the State of Delaware by two stockholders against the Company and its directors. The suit, which sought status as a class action on behalf of all of the Company's stockholders, alleged breaches of the fiduciary duties of the directors and the Company in connection with the proposal submitted to the Board of Directors by a management group for the purchase of all of the outstanding shares of common and preferred stock of the Company (see Item 5 below). The class action suit sought an injunction to prevent the proposed transaction from being pursued, as well as compensatory damages and attorney's fees. This suit was voluntarily withdrawn by the shareholders because the offer submitted by the management group was rejected by the Board of Directors and expired.

On March 29, 1995, an action was filed in the U.S. District Court for the Eastern District of Pennsylvania by Dr. Jeffrey S. Weisman against the Company, two wholly-owned subsidiaries of the Company and two employees of the subsidiaries. The suit alleged that the defendants committed fraudulent practices and violated the Racketeer Influenced and Corrupt Organization Act and the so-called "whistleblower" provisions of the False Claims Act in connection with the purchase by a subsidiary of the Company of a business formerly owned by the plaintiff. The suit also alleged that the defendants retaliated against the plaintiff for questioning alleged fraudulent practices involving the Medicare system by a subsidiary of the Company. The suit sought compensatory damages and punitive damages, as well as attorney's fees and other remedies. The suit was settled in July 1995 and has been dismissed with prejudice.

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

On March 14, 1995, the Company announced that it had received an offer from members of the Company's management to acquire all of the outstanding common and preferred stock and repay or assume all debt of the Company and its subsidiaries in a transaction valued at $437 million. The offer was referred to the Special Committee for review. The offer proposed to pay stockholders $6.87 per share of common and preferred stock consisting of $4.00 in cash and $2.87, representing the current market value, as of that date, on a per share basis of the Company's publicly-traded equity interests in MMI, NutraMax and PCI, and the face value of the note receivable from Mental Health Management, Inc. The offer proposed distributing the equity interests and note either directly to stockholders of the Company or to a liquidating trust for the benefit of the stockholders of the Company. The offer was conditioned upon negotiating and executing a mutually acceptable merger agreement by April 14, 1995, and was subject to certain other customary conditions including financing, and, among other matters, specifically encouraged the Special Committee to continue to solicit other acquisition proposals from interested parties.

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

On April 13, 1995, the Company announced that its Board of Directors accepted the recommendation of its Special Committee rejecting the offer of MEDIQ Acquisition Corp. to acquire the Company. In accepting the Special Committee recommendation, the Board of Directors consulted with its investment bankers, Lazard, Freres & Co. The Company also stated that it will continue to solicit offers for the Company and its wholly-owned subsidiaries including MEDIQ/PRN. The Company's efforts in this regard are continuing. The Company also announced that it is focusing on the sale of its non-core businesses including Medifac, Inc., Health Examinetics, Inc., MEDIQ Mobile X-Ray Services, Inc. and MEDIQ Imaging Services, Inc.

On June 27, 1995, the Company sold Medifac, Inc., a healthcare facility planning, design and project management firm, and related assets to the management of Medifac for approximately $11.0 million, consisting of $6.0 million in cash and $5.0 million in notes. The sale resulted in a net loss which was included in the estimated net loss on the disposal of the non-core businesses.

On August 11, 1995, the Company sold the assets of MEDIQ Imaging Services, Inc., the Company's mobile and fixed site ultrasound and nuclear imaging business to National Medical Care, Inc., a division of W.R. Grace, Inc., for approximately $18 million in cash and the assumption of approximately $10 million of debt.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 11   - Computation of Net Income Per Share appears on page 17.

Exhibit 27   - Financial Data Schedule appears on page 18.

(b) Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the quarter ended June 30,1995:

Date of Earliest Event Requiring Report: March 17, 1995
Date of Filing: April 5, 1995
Items Reported: Item 5
Subject: Special Committee recommended rejection of offer from management group; action filed in Delaware against the Company and Board of Directors alleging breaches of fiduciary duties; action filed in Federal District Court against the Company, two subsidiaries and two employees of a subsidiary alleging fraudulent practices, RICO violations, whistleblower violations and retaliation.

Date of Earliest Event Requiring Report: April 13, 1995
Date of Filing: April 19, 1995
Items Reported: Item 5
Subject: Board of Directors rejects offer from management group; agreement signed to sell Medifac, Inc.; continuing to focus on the sale of non-core businesses including Health Examinetics, Inc., MEDIQ Mobile X-Ray Services, Inc, and MEDIQ Imaging Services, Inc.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended June 30, 1995

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MEDIQ Incorporated
                                            ---------------------------------
                                                     (Registrant)

August 14, 1995
---------------
    (Date)                                  /s/ Michael F. Sandler
                                            ----------------------------------
                                            Michael F. Sandler
                                            Senior Vice President - Finance
                                            and Chief Financial Officer