Form 10-K405
period 1995-09-30
MEDIQ INC
filed 1996-01-12
CIK 350920

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended: SEPTEMBER 30, 1995     Commission File Number: 1-8147

                               MEDIQ INCORPORATED
             (Exact name of registrant as specified in its charter)

                              DELAWARE                                               51-0219413
   (State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)
              ONE MEDIQ PLAZA, PENNSAUKEN, NEW JERSEY                                   08110
              (Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code: (609) 665-9300

Securities registered pursuant to Section 12(b) of the Act:

                                                                                    NAME OF EACH EXCHANGE
                            TITLE OF EACH CLASS                                      ON WHICH REGISTERED
----------------------------------------------------------------------------  ---------------------------------
COMMON STOCK, PAR VALUE $1.00                                                           AMERICAN STOCK EXCHANGE
SERIES A PREFERRED STOCK, PAR VALUE $.50                                                AMERICAN STOCK EXCHANGE
7.25% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2006                                      AMERICAN STOCK EXCHANGE
7.50% EXCHANGEABLE SUBORDINATED DEBENTURES DUE 2003                                     AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES _X_ NO ___

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 22, 1995 (reference is made to the final paragraph of Part I herein for a statement of the assumptions upon which this calculation is based):

Common Stock                          $46,000,000
Series A Preferred Stock               $5,300,000

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The number of shares outstanding of each of the registrant's classes of stock as of December 22, 1995:


CLASS
-----
Common Stock                   17,852,193 Shares
Series A Preferred Stock        6,374,928 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 5, 1996 (which is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM I.  BUSINESS

GENERAL

     MEDIQ Incorporated ('MEDIQ' or the 'Company'), through its wholly-owned subsidiary, MEDIQ/PRN Life Support Services, Inc. ('MEDIQ/PRN'), operates the largest movable critical care and life support medical equipment rental business in the United States. MEDIQ/PRN rents a wide variety of movable equipment for use by acute care hospitals, alternative care facilities, nursing homes, and home health care companies.

     On January 20, 1995, the Company announced the formation of a Special Committee of the Board of Directors for the purpose of exploring alternative ways of maximizing shareholder value, including a possible sale of the stock or assets of the Company or certain of its subsidiaries. After exploring a number of alternatives, the Board of Directors on October 23, 1995 accepted the recommendation of the Special Committee to reject two outstanding offers to acquire the Company and terminate any further efforts to sell the Company at the present time. The Board determined to continue the previously announced strategy of divesting substantially all operating assets other than MEDIQ/PRN and using the proceeds thereof to reduce indebtedness. Accordingly, MEDIQ/PRN constitutes the Company's principal business, accounting for 97% of consolidated revenues from continuing operations in 1995.

MEDIQ/PRN LIFE SUPPORT SERVICES, INC.

     MEDIQ/PRN provides essential cost-effective services to its customers. In order to maximize operating efficiency, health care providers often choose to rent movable medical equipment rather than incur the capital costs required to finance equipment purchases and the on-going expenses required for maintenance and repair. In addition, renting patient-ready equipment provides a vital adjunct that permits a health care provider to meet periods of increased patient census without the need for investing capital in stand-by equipment. MEDIQ/PRN meets these needs by renting a wide variety of equipment to health care providers across the continuum of care. As of September 30, 1995, MEDIQ/PRN had available for rent over 650 different types of medical equipment, including adult and infant ventilators, adult, infant, neonatal and fetal monitors, infusion and suction pumps, incubators, infant warmers, pulse oximeters, sequential compression devices and other movable critical care equipment for use in respiratory care, intensive care, labor and delivery, pediatric, neonatal intensive care and other departments of acute care general hospitals and for use in alternate care facilities, nursing homes, and by home health care providers. The 1994 acquisition of the movable medical equipment of KCI Therapeutic Services, Inc., a subsidiary of Kinetic Concepts, Inc. ('KCI'), substantially increased MEDIQ/PRN's rental equipment inventory and solidified its position as the leader in the critical care life support equipment rental business. MEDIQ/PRN also sells various disposable products which are used in conjunction with MEDIQ/PRN's rental products.

     MEDIQ/PRN's customers rent equipment, which is delivered in most cases within two hours of a request, 24 hours a day, 365 days a year through 74 branch offices in major cities nationwide and 11 independent distributors. MEDIQ/PRN offers its customers a wide selection of rental programs, including (i) daily, weekly or monthly rentals with fixed rate terms, (ii) longer-term rentals with discounts which increase with the length of the rental term, and (iii) 'usage' rentals on a per use, per hour or per day basis. MEDIQ/PRN also offers its 'One Source' service which analyzes a customer's total rental activity from many sources for the previous year, and offers the same equipment to the customer on a long-term basis at a single fixed monthly cost that may result in substantial savings to the customer.

     MEDIQ/PRN also provides a Comprehensive Asset Management Program (CAMP(Trademark)), which enables a customer to contract with MEDIQ/PRN to supply any element of its medical equipment management needs, including equipment inventory, personnel, maintenance, documentation and tracking. MEDIQ/PRN also has programs where it acquires all or part of the customer's equipment and rents the equipment back to the customer, eliminating the customer's burdens of ownership, underutilization and seasonal usage. MEDIQ/PRN's customers can also benefit from the use of CAMP(Trademark) through the reduction of biomedical and other hospital staff, lower equipment maintenance expenses and the elimination or reduction of capital expenditures for equipment. MEDIQ/PRN recently introduced its CAMP(Trademark) Plus logistics program that provides similar management services for multi-site health care networks to manage, service and transport movable patient care equipment.

     MEDIQ/PRN also participates in two joint ventures through a subsidiary and a limited liability company. MEDIQ PRN/SLT rents surgical laser equipment to health care providers. MEDIQ PRN/HNE, L.L.C. rents to health care providers mattress systems designed to treat, prevent or manage pressure ulcers.

     No single customer accounted for more than 10% of MEDIQ/PRN's rental revenues during fiscal 1995.

     The Company's other operating subsidiaries include MEDIQ Management Services, Inc., a provider of health care management and consulting services and MEDIQ Diagnostic Centers, Inc., a provider of management and other administrative support services to diagnostic imaging centers.

     The Company was incorporated in 1977. Its principal offices are located at One MEDIQ Plaza, Pennsauken, New Jersey.

SEASONALITY

     MEDIQ/PRN's business is seasonal, with demand historically peaking in the winter months or the Company's second fiscal quarter.

QUALITY ASSURANCE

     Quality control/quality assurance and risk management procedures are conducted for all of MEDIQ/PRN's medical equipment by trained biomedical technicians to ensure compliance with safety, testing and performance standards at all branch offices. All equipment is serviced and tested prior to delivery to a customer in accordance with MEDIQ/PRN's Pre-Delivery Inspection Program, which is primarily derived from the Emergency Care Research Institute's ('ECRI's') programs. Most types of medical equipment rented by MEDIQ/PRN require routine servicing at scheduled intervals based upon hours of usage, including complete testing and inspection of all components that may need to be replaced or refurbished. Routine servicing is conducted by MEDIQ/PRN's trained personnel at all of its branch locations. Major repairs are performed at MEDIQ/PRN's Pennsauken, New Jersey or Santa Fe Springs, California maintenance facilities by its biomedical equipment technicians.

SUPPLIERS

     MEDIQ/PRN acquires substantially all of its new medical equipment for rental from approximately 100 suppliers. MEDIQ/PRN is not dependent upon any single supplier for its rental equipment or disposable products and believes that alternative purchasing sources of medical equipment are available to MEDIQ/PRN should they be needed.

COMPETITION

     The medical equipment rental industry is competitive, and MEDIQ/PRN encounters competition in all regions in which it operates. MEDIQ/PRN's competitors include (i) medical equipment rental and leasing businesses and medical equipment distributors which rent medical equipment to health care providers; (ii) medical equipment manufacturers which sell medical equipment directly to health care providers; and (iii) general leasing and financing companies and financial institutions, such as banks, which finance the acquisition of medical equipment by health care providers. MEDIQ/PRN believes that key factors influencing the decision regarding the selection of a medical equipment rental vendor include availability and quality of medical equipment, service and price.

EQUITY INVESTMENTS

     PCI Services, Inc. ('PCI') (NASDAQ:PCIS) is a leading provider of integrated pharmaceutical packaging services, including blister packaging, bottle filling, pouch filling, strip packaging, capsule filling, the design and production of folding cartons and thermoformed components, and the printing of inserts. At December 22, 1995, the Company owned 2,875,000 shares of PCI common stock, or approximately 47% of the outstanding shares. PCI's stock traded during fiscal 1995 in the range of $5.50 to $10.125 per share and on December 22, 1995 the closing per share price was $9.875.

     NutraMax Products, Inc. ('NutraMax') (NASDAQ:NMPC) is a leading private label health and personal care products company, marketing products in the feminine needs, cough/cold, baby care, ophthalmics, personal care and oral care categories. At December 22, 1995, the Company owned 4,037,258 shares of NutraMax common stock, or approximately 47% of the outstanding shares. NutraMax's stock traded during fiscal 1995 in the range of $5.75 to $10.375 per share and on December 22, 1995 the closing per share price was $9.25. The Company's ownership interest in NutraMax may decrease in the future if certain of the Company's outstanding subordinated debentures ($34.5 million aggregate principal outstanding as of December 22, 1995), which, by their terms, are exchangeable into shares of NutraMax common stock owned by the Company, are exchanged by the holders thereof for such shares. Assuming the Company does not exercise its rights upon such an exchange to redeem the debentures in cash, the effect of the exchange of all of such debentures would be to decrease the Company's ownership of NutraMax to approximately 21%.

     The Company has announced its support of the efforts of the Board of Directors of NutraMax to explore opportunities to maximize value for the NutraMax shareholders. The Company has also announced its intention to realize the value of its investment in PCI.

DISCONTINUED OPERATIONS

     In the second quarter of fiscal 1995, the Company adopted a plan to sell the following four non-core businesses within twelve months: Medifac, Inc. ('Medifac'), a provider of health care facility planning, architectural and development services; Health Examinetics, Inc. ('Health Examinetics'), a provider of mobile health testing services; MEDIQ Mobile X-Ray Services, Inc. ('Mobile X-Ray'), a provider of portable X-ray and EKG services; and MEDIQ Imaging Services, Inc. ('MEDIQ Imaging'), a provider of diagnostic imaging services in mobile and fixed sites. In the fourth quarter of fiscal 1995, the Company revised the plan to include the operations of HealthQuest, Inc. ('HealthQuest'), a provider of case management and utilization review services, which is presently anticipated to be sold in fiscal 1996. As a result of these determinations, operating results and net assets of these five businesses have been reported as discontinued operations for fiscal 1995. Discontinued operations also include the Company's equity investment in InnoServ Technologies, Inc. (formerly MMI Medical, Inc.), which is anticipated to be distributed to the Company's shareholders during fiscal 1996. See footnote C to the Company's consolidated financial statements for certain financial information about discontinued operations.

     In June 1995, the Company sold Medifac and related assets to the management of Medifac for approximately $11 million in cash and notes, and the assumption of $26.9 million of non-recourse debt.

     In August 1995, the Company sold the assets of MEDIQ Imaging to NMC Diagnostic Services, Inc., a division of W.R. Grace and Co. for approximately $17 million in cash and the assumption of $9.7 million of debt.

     InnoServ Technologies, Inc. ('InnoServ') (NASDAQ:ISER) (formerly MMI Medical, Inc.), through its various subsidiaries, provides hospitals, clinics and private physicians' offices with maintenance services for diagnostic imaging equipment, shared mobile computed tomography and cardiac catheterization services and other radiological parts and supplies. The Company owns 2,030,000 shares of InnoServ common stock, or approximately 40% of the outstanding shares. InnoServ's stock traded during fiscal 1995 in the range of $3.00 to $4.125 per share and on December 22, 1995 the closing per share price was $4.125. The present business operations of InnoServ include the business of the Company's former subsidiary, MEDIQ Equipment and Maintenance Services, Inc., which was merged with InnoServ in 1994. Pursuant to an agreement of merger and plan of reorganization, as amended, among MMI Medical, Inc., MMI Acquisition Subsidiary, Inc., MEDIQ, and MEDIQ Equipment and Maintenance Services, Inc. dated as of May 18, 1994, MEDIQ has agreed to distribute the shares of stock of InnoServ owned by MEDIQ to its stockholders as soon as practicable following registration of the shares by InnoServ, which the Company has been advised is expected to be accomplished in fiscal 1996.

     The Company presently anticipates that the disposal of Mobile X-Ray, Health Examinetics and HealthQuest will be completed in the second quarter of fiscal 1996.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates primarily in one business segment, exclusive of discontinued operations. The Company, through MEDIQ/PRN, rents medical equipment on a short-term basis nationwide. This segment represents more than 90% of the consolidated revenues, operating profits and assets exclusive of corporate assets, which include net assets of discontinued operations of $27.1 million and equity investments of $43.1 million.

GOVERNMENT REGULATION

     The Company's businesses are subject to Federal, state and local regulations relating to the operation of such businesses. The Company is unable to predict whether, or to what extent, new legislation or regulations affecting its businesses will be enacted and, if enacted, what impact they will have on the Company. The following is a summary of some of the significant regulations currently affecting the operations of MEDIQ/PRN and the Company's other operations.

     Compliance with FDA Regulations -- The FDA regulates companies which manufacture, prepare, propagate, compound or process medical devices. Device manufacturers must comply with registration and labeling regulations, submit premarket notifications or obtain premarketing approvals, comply with medical device reporting, tracking and post-market surveillance regulations and with device good manufacturing practices ('GMPs'), and are subject to FDA inspection. The GMP regulations specify the minimum standards for the manufacture, packing, storage, and installation of medical devices, and impose certain record keeping requirements. The FDA currently does not regulate MEDIQ/PRN or organizations which provide similar services as MEDIQ/PRN as device manufacturers. However, any company which services, repairs or reconditions medical devices could be subject to regulatory action by the FDA if its activities cause the devices to become adulterated or mislabeled. In addition, no assurance can be given that in the future the FDA will not regulate as device manufacturers companies such as MEDIQ/PRN, which acquire ownership of devices, recondition or rebuild such devices and rent them to customers or which service, repair or recondition devices owned by others. The Company is unable to predict the cost of compliance if any such regulations were to be adopted. MEDIQ/PRN is required to comply with certain other device tracking and reporting regulations administered by the FDA.

     Reimbursement of Health Care Costs -- Substantially all of the revenues generated by Mobile X-Ray are received from third party payors, including governmental programs such as Medicare and Medicaid, which subjects these businesses to rules and regulations governing participation in such programs. The Federal Medicare/Medicaid Anti-Fraud and Abuse Amendments to the Social Security Act (the 'Anti-Kickback Law') make it a criminal offense to offer, pay, solicit or receive renumeration in order to induce business for which reimbursement is provided under Medicare or Medicaid. In addition to criminal penalties, including fines of up to $250,000 and ten years imprisonment, violations of the Anti-Kickback Law can lead to civil monetary penalties and exclusion from the Medicare and Medicaid programs. The scope of prohibited payments in the Anti-Kickback Law is broad and includes a large number of economic arrangements involving hospitals, physicians and other health care providers, including joint ventures, space and equipment rentals, purchases of physician practices and management and personal services contracts. The Department of Health and Human Services published regulations which describe certain arrangements that will not be deemed to constitute violations of the Anti-Kickback Law. The safe harbors described in the regulations are narrow and do not cover a wide range of economic relationships which many hospitals, physicians and other health care providers consider to be legitimate business arrangements not prohibited by the statute. Because the regulations describe safe harbors and do not purport to describe comprehensively all lawful or unlawful economic arrangements or other relationships between health care providers and referral sources, health care businesses having these arrangements or relationships may or may not be required to alter them in order to ensure compliance with the Anti-Kickback Law. The Company believes that it is presently in substantial compliance with the Anti-Kickback Law.

     Effective January 1, 1995, a portion of the Medicare Law known as the 'Stark Bill' became effective. The Stark Bill prohibits, with certain limited exceptions, the payment for business referred to an entity by physicians who have a 'financial relationship' with an entity providing 'designated health services.' 'Financial relationship' includes, among other relationships, an ownership or investment interest in the entity, or a compensation arrangement. Sanctions for prohibited referrals include the denial of Medicare payment for the services, civil money penalties, and possible exclusion from the Medicare program. The Company believes that none of its arrangements violate the Stark Bill.

     See also 'Legal Proceedings' herein for certain additional information.

EMPLOYEES

     The Company and its wholly-owned subsidiaries have approximately 1,250 employees, of which approximately 500 are employees of discontinued operations. The Company believes relations with employees are satisfactory.

ITEM 2.  PROPERTIES

     The Company's principal facility is located in Pennsauken, New Jersey, where the Company's corporate headquarters and a portion of its operating activities are located, including MEDIQ/PRN's corporate headquarters. The Company and its wholly-owned subsidiaries also lease office and warehouse space in approximately 100 locations throughout the United States for local and regional operations. The properties owned and leased by the Company and its wholly-owned subsidiaries are believed to be adequate for the Company's operations.

ITEM 3.  LEGAL PROCEEDINGS

     On November 28, 1995, in the United States District Court for the Middle District of Pennsylvania, ATS Medical Services, Inc. ('ATS'), a subsidiary of the Company, and the president of ATS each pled guilty to one count of misprision of a felony in violation of Title 18, United States Code, Section 4. In addition, ATS agreed to repay the government $2.1 million for excess reimbursement received by ATS from the Medicare Program from 1988 through 1992. The payment is part of a settlement agreement entered into between ATS, the United States Government and a former ATS employee, who had filed a civil lawsuit on behalf of the government against ATS pursuant to the False Claims Act, Title 31, United States Code, Sections 3729, et seq., relating to ATS's alleged excess reimbursement. The government has agreed to recommend that no fine be imposed against ATS and has agreed that ATS will not be barred from submitting claims to the Medicare Program in the future.

     MEDIQ Imaging, the assets of which were sold by the Company in August 1995, is presently the subject of a criminal and civil investigation by the United States Attorney's Office for the District of New Jersey and the Department of Health and Human Services. The investigation has focused on advice given by MEDIQ Imaging employees to physician customers of MEDIQ Imaging relating to the reassignment of certain Medicare claims. The Company and MEDIQ Imaging voluntarily reported the issue to the government in January 1995 after learning that the advice given by MEDIQ Imaging employees was inconsistent with the reassignment regulations. The Company and MEDIQ Imaging have been cooperating in the investigation. The Company has agreed, subject to certain limitations, to be responsible for any fine or penalty assessed following the conclusion of the investigation. Management believes that there has been no violation of any statute or regulation by MEDIQ Imaging or any of its officers, directors or employees and intends to vigorously defend any claims that may be brought.

     In addition, the Company has pending several legal claims incurred in the normal course of business, which in the opinion of management, will not have material effect on the consolidated financial statements. See Note H to the Company's Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended September 30, 1995.

     For the purposes of calculating the aggregate market value of the shares of common stock of the Company held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and executive officers of the Company. However, this should not be deemed to constitute an admission that all directors and executive officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of officers, directors and principal shareholders is included in the Company's definitive proxy statement filed or to be filed with the Securities and Exchange Commission.

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


                                                                         COMMON STOCK        PREFERRED STOCK
                                                                     --------------------  --------------------
FISCAL YEAR ENDED SEPTEMBER 30,                                        HIGH        LOW       HIGH        LOW
-------------------------------------------------------------------  ---------  ---------  ---------  ---------
  1995

     First Quarter.................................................  $   4.063  $   3.563  $   3.813  $   3.625
     Second Quarter................................................      5.750      3.750      5.500      3.750
     Third Quarter.................................................      6.188      5.125      5.750      5.063
     Fourth Quarter................................................      6.188      5.063      5.875      5.375

  1994

     First Quarter.................................................  $   4.688  $   3.938  $   4.500  $   3.875
     Second Quarter................................................      4.500      3.625      4.313      3.875
     Third Quarter.................................................      4.000      3.375      4.000      3.000
     Fourth Quarter................................................      4.250      3.500      4.125      3.500

     As of December 1995, there were approximately 2,000 holders of record of the Company's Common Stock and approximately 350 holders of record of the Company's Preferred Stock. Since a portion of the Company's Common Stock and Preferred Stock is held in 'street' or nominee name, the Company is unable to determine the exact number of beneficial holders.

     Historically, the Company has paid cash dividends on a quarterly basis, dependent upon the earnings, capital requirements, operating and financial condition of the Company, compliance with debt agreements, and other factors deemed relevant by the Board of Directors. The Company did not pay any dividends in 1995. The Company paid cash dividends of $.03 per share on its Common Stock and $.018 per share on its Preferred Stock for the first, second and third quarters of 1994. The terms of one of the Company's indentures currently limits the payment of future dividends or the purchase of the Company's stock to approximately $5 million in the aggregate as of September 30, 1995.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below has been derived from the audited financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.


                                                                     YEAR ENDED SEPTEMBER 30,
                                                  ---------------------------------------------------------------
                                                    1995(3)       1994         1993        1992(4)       1991
                                                  -----------  -----------  -----------  -----------  -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY INCOME STATEMENT DATA:

Revenues (1)....................................  $   132,241  $    81,498  $    89,994  $   102,195  $    88,895
Operating income (loss) (1).....................       23,938        1,095        8,378        4,336       (5,507)
Interest expense................................      (28,977)     (21,076)     (20,807)     (18,578)     (19,588)
Equity in earnings of unconsolidated
  affiliates....................................        4,731        4,308        4,343        4,776        3,623
Other (2).......................................        1,403        6,719        5,437        7,693        8,136
Income (loss) from continuing operations before
  income tax expense (benefit)..................        1,095       (8,954)      (2,649)      (1,773)     (13,336)
Income (loss) from continuing
  operations....................................         (209)      (5,848)       1,222        2,388       (6,412)

PER SHARE DATA:

Income (loss) from continuing
  operations....................................  $      (.01) $      (.24) $       .05  $       .10  $      (.27)
Cash dividends per common share.................  $        --  $       .09  $       .12  $       .06  $       .03
Cash dividends per preferred share..............  $        --  $       .05  $       .07  $       .03  $       .02

Weighted average shares outstanding.............       24,604       24,405       24,366       24,007       23,808


                                                                           SEPTEMBER 30,
                                                  ---------------------------------------------------------------
                                                    1995(3)      1994(3)       1993        1992(4)       1991
                                                  -----------  -----------  -----------  -----------  -----------
                                                                          (IN THOUSANDS)
SUMMARY BALANCE SHEET DATA:

Current assets..................................  $    63,445  $    35,041  $    42,500  $    48,431  $    62,606
Investments in unconsolidated
  affiliates....................................       43,092       38,338       34,693       26,830       11,359
Investments in discontinued operations..........       27,070       61,573       63,402       89,768      115,372
Property, plant and equipment...................      132,823      149,051      117,748      112,621       64,349
Total assets....................................      334,170      377,795      308,827      315,280      282,958
Current liabilities.............................       64,685       59,610       47,001       45,303       50,196
Senior debt, net of current portion.............      136,949      162,436      115,604      131,014       85,547
Subordinated debt, net of current
  portion.......................................       81,907      103,388       86,229       63,539       63,539
Stockholders' equity............................       31,517       36,280       44,574       58,748       74,799

         See Notes to Selected Consolidated Financial Data on next page

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) Revenues, EBITDA and operating income attributable to MEDIQ/PRN, the Company's core business, were as follows (in thousands):


YEAR ENDED SEPTEMBER 30,                    REVENUES     EBITDA    OPERATING INCOME
-----------------------------------------  -----------  ---------  ----------------
        1995                               $   128,810  $  60,528     $   31,469
        1994                                    74,944     25,619          5,283
        1993                                    76,527     30,741         13,364
        1992                                    56,898     22,023         11,082
        1991                                    41,218     16,735          8,861

    EBITDA -- Represents operating income before interest, income taxes, depreciation and amortization expenses.

(2) Equity participation related to stock transactions by unconsolidated affiliates was ($.7) million, $3.5 million, $14.5 million and $3.6 million in 1994, 1993, 1992 and 1991, respectively. Net gains (losses) from the sale of assets were ($.4) million, $4.7 million, ($.3) million, $3.0 million and $3.1 million in 1995, 1994, 1993, 1992 and 1991, respectively. In 1992, the
    Company recorded a loss reserve of $10.6 million for an investment in a real estate limited partnership.

(3) On September 30, 1994, MEDIQ/PRN acquired the critical care and life support rental equipment inventory of KCI. The purchase price, which was primarily financed with long-term debt, approximated $88 million, including transaction costs and the assumption of certain capital lease obligations.

(4) In May 1992, MEDIQ/PRN acquired ATI Medical Services, Inc. for $23.9 million in cash and the assumption of debt. In July 1992, MEDIQ/PRN refinanced its outstanding debt by issuing $100 million of 11.125% Senior Secured Notes due 1999.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's strategic plan adopted in fiscal 1991, in summary, called for narrowing the focus of MEDIQ, concentrating the Company's resources in the development of its core business, selling non-core assets and reducing corporate debt. On January 20, 1995, the Company announced the formation of a Special Committee of the Board of Directors for the purpose of exploring alternative ways of maximizing shareholder value, including a possible sale of the stock or assets of the Company or certain of its subsidiaries. After exploring a number of alternatives, the Board of Directors on October 23, 1995 accepted the recommendation of the Special Committee to reject two outstanding offers to acquire the Company and terminate any further efforts to sell the Company at the present time. The Board determined to continue the process of divesting the Company of substantially all operating assets other than MEDIQ/PRN and using the proceeds to reduce indebtedness.

     With the $88 million acquisition in 1994 of the movable medical equipment of KCI Therapeutic Services, Inc., a subsidiary of Kinetic Concepts, Inc. ('KCI'), MEDIQ/PRN, the Company's core business, strengthened its position as the leading company in the United States renting movable critical care and life support medical equipment to hospitals, home health care, sub-acute and nursing home providers on an 'as-needed basis.' With the successful integration of these assets into its 85 office distribution network, MEDIQ/PRN expanded its market presence, increased market share and improved its service standards.

     The Company's other operating subsidiaries reported as continuing operations include MEDIQ Management Services, Inc., a provider of healthcare management and consulting services and MEDIQ Diagnostic Centers, Inc., a provider of management and other administrative support services to diagnostic imaging centers. In 1993, the Company's other operating subsidiaries also included PCI of Virginia, Inc. and Harrisburg Healthcare, Inc.

     In addition to MEDIQ's core business, the Company has significant investments in unconsolidated affiliates, PCI Services, Inc. ('PCI') and NutraMax Products, Inc. ('NutraMax'). The Company owns 2,875,000 shares of the common stock of PCI, or approximately 47% of the outstanding shares. PCI is a leading provider of integrated packaging services to pharmaceutical manufacturers. The Company also owns 4,037,258 shares of the common stock of NutraMax, or approximately 47% of the outstanding shares. NutraMax is a leading private label health and personal care products company. The Company's ownership interest in NutraMax may decrease in the future in the event that certain of the Company's outstanding debentures are exchanged into shares of NutraMax common stock owned by the Company. Assuming the Company does not elect to pay cash, the effect of the exchange of all of such debentures would decrease the Company's ownership of NutraMax to approximately 21%. The Company's investments in PCI and NutraMax are accounted for under the equity method of accounting.

     The Company has announced its support of the efforts of the Board of Directors of NutraMax to explore opportunities to maximize value for the NutraMax shareholders. The Company has also announced its intention to realize the value of its investment in PCI.

DISCONTINUED OPERATIONS

     In the second quarter of fiscal 1995, the Company adopted a plan to sell its non-core businesses: MEDIQ Mobile X-Ray Services, Inc. ('Mobile X-Ray'), a provider of portable X-ray and EKG services; MEDIQ Imaging Services, Inc. ('MEDIQ Imaging'), a provider of diagnostic imaging services in mobile and fixed sites; Medifac, Inc. ('Medifac'), a provider of healthcare facility planning, architectural and development services; and Health Examinetics, Inc. ('Health Examinetics'), a provider of mobile health testing services. In the fourth quarter of fiscal 1995, the Company expanded its plan to sell non-core businesses to include the operations of HealthQuest, Inc. ('HealthQuest'), a provider of case management and utilization review services. These operations, in addition to the Company's equity investment in InnoServ Technologies, Inc. (formerly MMI Medical,

Inc.), which is anticipated to be distributed to the Company's shareholders in fiscal 1996, are reported as discontinued operations.

     In addition, the Company reported the operations of Mental Health Management, Inc., ('MHM'), a provider of behavioral health services, as discontinued operations in fiscal 1993. In August 1993, the Company completed the tax-free distribution to its stockholders of 100% of the stock of MHM.

     In June 1995, the Company sold Medifac and related assets to the management of Medifac for approximately $11 million, consisting of $6 million in cash and $5 million in notes, and the assumption of $26.9 million of non-recourse debt.

     In August 1995, the Company sold the assets of MEDIQ Imaging to NMC Diagnostic Services, Inc., a division of W.R. Grace & Co., for approximately $17 million in cash and the assumption of $9.7 million of debt.

     The Company anticipates that the disposal of Mobile X-Ray, Health Examinetics and HealthQuest will be completed in the second quarter of fiscal 1996.

RESULTS OF OPERATIONS

  Fiscal Year 1995 Compared with Fiscal Year 1994

     Revenues from continuing operations were $132.2 million, as compared to $81.5 million in the prior year, an increase of $50.7 million, or 62%. MEDIQ/PRN's revenues increased 72%, to $128.8 million, as compared to revenues of $74.9 million in the prior year, primarily attributable to the KCI acquisition. MEDIQ/PRN incorporated the movable medical equipment obtained from the acquisition on September 30, 1994 into its national distribution network with the addition of six branch offices, which resulted in substantially higher revenues. Revenues from the Company's other operating activities (before intercompany eliminations) were $3.8 million, as compared to $6.3 million in the prior year.

     Operating income from continuing operations was $23.9 million, as compared to $1.1 million in 1994. The improvement in operating income was attributable to MEDIQ/PRN, which had operating income of $31.5 million, an increase of $26.2 million over 1994, principally related to additional revenues and improved operating margins resulting from the KCI acquisition. The Company's other operating activities had operating income of $.2 million in 1995, as compared to $1.9 million in the prior year. Non-operating activities, including corporate overhead, accounted for operating losses of $7.8 million in 1995, as compared to $6.1 million in 1994.

     Operating income from continuing operations in 1995 was adversely affected by corporate general and administrative expenses of approximately $1.7 million incurred in connection with the Company's corporate strategic activities during the year. These activities, which included the formation and activities of a Special Committee of the Board of Directors to explore alternative ways of maximizing shareholder value, were concluded in October 1995 when the Board accepted the recommendation of the Special Committee to reject two outstanding offers to acquire the Company and terminate any further efforts to sell the Company at the present time.

     The Company anticipates incurring additional expenses in the first quarter of fiscal 1996 for restructuring charges of approximately $2.0 million for employee severance costs incurred in connection with a plan approved by the Board of Directors to downsize corporate functions and consolidate certain activities with the operations of MEDIQ/PRN. The plan results in the termination of 29 employees in fiscal 1996. The Company anticipates reductions in corporate expenses of approximately $1.3 million in 1996 and $2 million annually thereafter as a result of the downsizing and consolidation of corporate activities.

     Interest expense increased 37%, to $29 million, from $21.1 million in 1994. Increased debt associated with financing MEDIQ/PRN's acquisition of KCI on September 30, 1994 resulted in higher interest expense, partially offset by lower interest at the corporate level. Net cash proceeds from the sale of discontinued operations in June and August 1995 aggregating approximately $24 million were used to reduce notes payable to banks and other long-term debt.

     The Company's equity in the earnings of its unconsolidated affiliates, PCI and NutraMax, was $4.7 million, as compared to $4.3 million in the prior year. Operating results may be affected in the event of a sale of the Company's equity interest in PCI and/or NutraMax as the proceeds from any such sale would be utilized to reduce indebtedness and, accordingly, would result in reduced interest expense.

     Interest income was $1.5 million in 1995 and $1.4 million in 1994 and was primarily derived from the Company's note receivable from MHM.

     Other charges and credits for 1995 included a loss of $1.1 million from the sale of the Company's equity interest in New West Eyeworks, Inc. in April 1995 for $3.0 million, and income of $.6 million representing a portion of the contingent proceeds earned in 1995 from the prior year sale of the Company's interest in a kidney stone treatment center. Fiscal 1994 included a gain of $4.0 million related to the sale of the kidney stone treatment center and gains totalling $1.4 million from dividends and the sale of other assets, including a portion of the Company's equity interest in New West Eyeworks.

     Pretax income from continuing operations was $1.1 million for 1995, as compared to a pretax loss of $9.0 million in the prior year. The improvement in pretax income was attributable to MEDIQ/PRN and the success of its integration of the assets acquired in the KCI acquisition into its nationwide distribution network. The current year included non-recurring expenses of $1.7 million related to the strategic activities of the Board of Directors and a loss of $1.1 million on the sale of the Company's equity interest in New West Eyeworks. The pretax loss in 1994 included gains from the sale of the Company's interest in a kidney stone treatment center and other assets totalling $5.4 million, and a loss of $.7 million related to the Company's equity participation in common stock transactions of PCI and NutraMax.

     The income tax expense related to continuing operations was $1.3 million, as compared to a benefit of $3.1 million in the prior year. The Company's effective tax rates were disproportionate compared to the statutory rates as a result of goodwill amortization and the non-recognition for state income tax purposes of certain operating losses.

     Revenues from discontinued operations were $78.4 million in 1995, as compared to $86.6 million in 1994. The net loss from discontinued operations was $4.7 million in 1995, consisting principally of the net loss on disposal, as compared to a net loss of $1.5 million in the prior year.

     In November 1995, ATS Medical Services, Inc. ('ATS') a subsidiary of the Company, agreed to repay the government $2.1 million for excess reimbursements received by ATS from the Medicare Program from 1988 through 1992. Under the agreement, $75,000 is payable monthly without interest through October 1996 and, thereafter, $100,000 plus interest is payable monthly through October 1997. Upon the sale of ATS, the balance is payable in full. The Company recorded a reserve for such excess reimbursement in fiscal 1994 and has reflected such reserve in discontinued operations.

  Fiscal Year 1994 Compared with Fiscal Year 1993

     Revenues from continuing operations were $81.5 million, as compared to $90 million in the prior year, a decrease of $8.5 million, or 9%. Revenues from MEDIQ/PRN, which decreased 2%, to $74.9 million, were adversely affected by lower average rental prices in response to competitive pressures. This situation was mitigated by MEDIQ/PRN's growth in the sub-acute, nursing home and home health care markets. Revenues from the Company's other operating subsidiaries were $6.3 million, as compared to $12 million in the prior year, which included revenues of $5.1 million related to operations that were divested in 1993.

     Operating income from continuing operations was $1.1 million, as compared to $8.4 million in 1993. MEDIQ/PRN's operating income decreased 60%, to $5.3 million, as compared to $13.4 million in 1993. This decrease resulted from reductions in average rental prices due to competition and higher administrative and operating expenses. MEDIQ/PRN's operating income was also adversely affected by higher depreciation and amortization expense related to increases in rental equipment inventory. The Company's other operating activities had operating income of $1.9 million, as compared to $1.1 million in 1993. Non-operating activities, including corporate overhead, accounted for operating losses of $6.1 million in 1994 and 1993.

     Interest expense was $21.1 million, which was comparable to the prior year.

     The Company's equity in the earnings of its unconsolidated affiliates was $4.3 million in 1994, which was comparable to the prior year.

     Equity participation related to common stock transactions by PCI and NutraMax resulted in a loss of $.7 million in 1994 and income of $3.5 million in 1993.

     Interest income was $1.4 million in 1994 and $1.1 million in 1993 and was primarily related to the MHM note receivable.

     Other income, including gains and losses on the sale of assets, was $6 million in 1994, as compared to $.9 million in 1993. In September 1994, the Company sold its rights under a management contract for a kidney stone treatment center to a regional hospital for $4 million in cash and $3 million contingent upon future earnings, resulting in a gain of $4 million. The Company also recognized $1.4 million of income from dividends and the sale of other assets in 1994.

     The income tax benefit from continuing operations was $3.1 million, as compared to $3.9 million in the prior year. The Company's effective tax rates were disproportionate compared to the statutory rates as a result of goodwill amortization, non-recognition for state income tax purposes of certain operating losses and permanent differences related to the disposition of assets.

     In 1993, the Company repaid approximately $15.9 million of corporate debt with proceeds from the disposition of operations and the Company's debenture offering in July 1993. As a result of such repayments, the Company incurred prepayment premiums of $1.5 million, or $1.0 million net of taxes.

     Revenues from discontinued operations were $86.6 million in 1994, as compared to $84.8 million in 1993. The net loss from discontinued operations was $1.5 million as compared to net income of $3.0 million in 1993, which included a net loss on disposal of $.5 million. Fiscal 1994 included a reserve of $1.5 million (net of taxes) related to excess reimbursement received by ATS under the Medicare program.

LIQUIDITY AND CAPITAL RESOURCES

     In 1995, cash provided by operating activities increased to $23.3 million, as compared to $12.6 million in the prior year. This increase was principally the result of significantly higher operating income from MEDIQ/PRN. In addition to cash flow from operations, the Company raised $33 million in cash from the dispositions of Medifac, MEDIQ Imaging and other assets in 1995. The Company anticipates that additional dispositions will occur in 1996 and presently intends to use the net proceeds of any such disposition to further reduce long-term debt.

     Net cash provided by investing activities was $19.6 million for 1995, principally as a result of the sale of discontinued operations and other assets, partially offset by expenditures principally for rental medical equipment totalling $11.5 million. The Company anticipates capital expenditures of approximately $10 million during fiscal 1996, primarily for rental medical equipment. The Company intends to fund the rental medical equipment expenditures with cash from operations.

     Net cash used in financing activities was $41.5 million for 1995. Cash flow from operations and proceeds from the sale of discontinued operations and other assets were used to repay debt of $42.9 million, partially offset by borrowings of $1.2 million.

     In connection with the KCI acquisition, the Company obtained a $43 million term loan and issued $10 million of senior subordinated notes (including warrants) to finance a portion of the purchase price. In addition, KCI provided financing for the acquisition aggregating $17.1 million (net of related discounts). Borrowings under the Company's lines of credit and cash proceeds from the sale of assets in 1994 were utilized to fund the balance of the purchase price.

     The $43 million term loan is payable in equal monthly payments of approximately $600,000 through December 2000 plus interest at prime plus 2% or, at the Company's option, a rate equal to the adjusted Eurodollar rate plus 4.25%. The $10 million of senior subordinated notes include warrants which allow the holders to purchase an aggregate of 10% of the common stock of MEDIQ/PRN for a nominal amount. Interest on the notes of 10% is payable semi-annually on April 1 and October 1 and annual principal payments of $1.0 million commence April 1, 2000, with the balance payable on October 1, 2004. Financing provided by KCI in the amount of $17.1 million was comprised of $8.6 million (net of related discounts) of subordinated notes and two term loans aggregating $8.5 million. The subordinated notes are due in September 1999 and bear interest at 10% commencing April 1, 1996. The term loans were paid in monthly installments through October 1, 1995.

     In September 1994, in connection with the KCI acquisition, MEDIQ/PRN amended the indenture relating to its outstanding $100 million of 11.125% senior secured notes, which resulted in an increase in the interest rate on the notes to 12.125% commencing September 30, 1995. The notes, which are not guaranteed by the Company, are redeemable after July 1997. MEDIQ/PRN is required to offer to repay a portion of the principal amount of the notes under certain circumstances (as defined in the indenture). At September 30, 1995, MEDIQ/PRN was not required to offer to repay any portion of the notes. Interest is payable on the notes semi-annually on January 1 and July 1. Although MEDIQ/PRN is highly leveraged, it anticipates that excess cash flow will be sufficient to repay the notes when due. If MEDIQ/PRN does not generate funds from operations sufficient to repay the notes upon maturity in 1999, MEDIQ/PRN would attempt to refinance such indebtedness.

     The Company's 7.25% convertible subordinated debentures due 2006 require the Company to offer to repurchase a portion of the debentures if stockholders' equity is $40 million or less at the end of two consecutive fiscal quarters. Since June 30, 1994, the Company's stockholders' equity has been less than $40 million. The requirements to repurchase debentures at December 31, 1994 and June 30, 1995 were satisfied through the Company's previous acquisition of $23.3 million principal amount of debentures. As of September 30, 1995, $22.5 million of the debentures was classified as current obligations pursuant to the terms of the indenture. In October and November 1995, the Company repurchased an aggregate of $11.25 million of its debentures at a discount in the open market and through a private transaction resulting in a pretax gain of approximately $1.5 million. This gain will be recorded in the first quarter of fiscal 1996 as an extraordinary item. The Company is required to either repurchase or redeem $11.25 million of debentures prior to June 30, 1996 and semi-annually thereafter until all of the debentures are repurchased or stockholders' equity is more than $40 million.

     As of September 30, 1995, the Company had lines of credit aggregating $16 million, bearing interest at rates ranging from prime (8.75% at September 30, 1995) to prime plus 1.5%. No amounts were outstanding under these facilities at September 30, 1995. The Company also has a $13.4 million long-term revolving credit facility. In December 1995, this credit facility which bears interest at prime plus 1% and, originally set to expire October 1995, was extended to December 1996. In connection with the extension to December 1996, the facility was increased to $15.0 million and the interest rate was reduced to prime plus
 .5%. In addition, as amended, the facility will be reduced by an amount equal to 50% of the net cash proceeds from the sale of discontinued operations and certain other assets. At September 30, 1995, the Company had $.6 million outstanding under this facility. During the first quarter of fiscal 1996, $6.9 million was borrowed under this facility to fund, in part, the repurchase of the Company's 7.25% convertible subordinated debentures.

     Certain of the Company's loan agreements require the maintenance of specified financial ratios and impose financial and dividend limitations. The terms of one of the Company's indentures currently limits the payment of future dividends or the purchase of the Company's stock to approximately $5 million in the aggregate as of September 30, 1995.

     The Company expects that its primary sources of liquidity for operating activities will be generated through cash flows from MEDIQ/PRN. Proceeds from the sale of discontinued operations and miscellaneous assets will be used to repay long-term debt. The Company believes that sufficient funds will be available from operating cash flows and the sale of assets to meet the Company's anticipated operating and capital requirements, including obligations to redeem or repurchase in the open market a portion of the 7.25% debentures. In addition, the Company is currently evaluating the possibility of refinancing all or a portion of its consolidated senior and subordinated debt, but there can be no assurances that such refinancing will occur.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                                PAGE
                                                                                                             -----------
Independent Auditors' Report...............................................................................          16

Consolidated Statements of Operations -- Three Years Ended September 30, 1995..............................          17

Consolidated Balance Sheets -- September 30, 1995 and 1994.................................................          18

Consolidated Statements of Stockholders' Equity -- Three Years Ended
  September 30, 1995.......................................................................................          19

Consolidated Statements of Cash Flows -- Three Years Ended September 30, 1995..............................          20

Notes to Consolidated Financial Statements.................................................................          21

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
MEDIQ Incorporated
Pennsauken, New Jersey

     We have audited the accompanying consolidated balance sheets of MEDIQ Incorporated and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. Our audits also include the financial statement schedules listed in the index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MEDIQ Incorporated and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
December 28, 1995

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                             -------------------------------------
                                                                                1995         1994         1993
                                                                             -----------  -----------  -----------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues...................................................................  $   132,241  $    81,498  $    89,994

Costs and Expenses:
  Operating................................................................       53,164       38,654       41,903
  Selling and administrative...............................................       24,714       20,364       20,526
  Depreciation and amortization............................................       30,425       21,385       19,187
                                                                             -----------  -----------  -----------
                                                                                 108,303       80,403       81,616
                                                                             -----------  -----------  -----------
Operating Income...........................................................       23,938        1,095        8,378
Other (Charges) Credits:
  Interest expense.........................................................      (28,977)     (21,076)     (20,807)
  Equity in earnings of unconsolidated affiliates..........................        4,731        4,308        4,343
  Equity participation.....................................................           22         (662)       3,519
  Interest income..........................................................        1,502        1,395        1,067
  Gain (loss) on sale of assets............................................         (437)       4,672         (315)
  Other....................................................................          316        1,314        1,166
                                                                             -----------  -----------  -----------
Income (Loss) from Continuing Operations before Income Taxes and
  Extraordinary Charge.....................................................        1,095       (8,954)      (2,649)
Income Tax Expense (Benefit)...............................................        1,304       (3,106)      (3,871)
                                                                             -----------  -----------  -----------
Income (Loss) from Continuing Operations before Discontinued Operations and
  Extraordinary Charge.....................................................         (209)      (5,848)       1,222
Discontinued Operations:
  Income (loss) from operations (net of income taxes of $1,777,000 in 1995;
     ($939,000) in 1994 and $3,008,000 in 1993)............................           (5)      (1,470)       3,494
  Gain (loss) on disposal (net of income taxes of $953,000 in 1995 and $0
     in 1993)..............................................................       (4,733)          --         (467)
                                                                             -----------  -----------  -----------
                                                                                  (4,738)      (1,470)       3,027
                                                                             -----------  -----------  -----------
Income (Loss) before Extraordinary Charge..................................       (4,947)      (7,318)       4,249
Extraordinary Charge, Early Retirement of Debt (net of income tax benefit
  of $509,000).............................................................           --           --         (953)
                                                                             -----------  -----------  -----------
Net Income (Loss)..........................................................  $    (4,947) $    (7,318) $     3,296
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Earnings Per Share:
  Income (Loss) from:
     Continuing Operations.................................................  $      (.01) $      (.24) $       .05
     Discontinued Operations...............................................         (.19)        (.06)         .13
                                                                             -----------  -----------  -----------
  Income (Loss) before Extraordinary Charge................................         (.20)        (.30)         .18
  Extraordinary Charge.....................................................           --           --         (.04)
                                                                             -----------  -----------  -----------
  Net Income (Loss)........................................................  $      (.20) $      (.30) $       .14
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Weighted Average Shares Outstanding........................................       24,604       24,405       24,366
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                 See Notes to Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                               SEPTEMBER 30,
                                                                                         -------------------------
                                                                                            1995          1994
                                                                                         -----------  ------------
                                                                                              (IN THOUSANDS)
                                        ASSETS
 Current Assets:
  Cash.................................................................................  $     2,966  $      1,495
  Accounts receivable (net of allowance of $2,207,000 in 1995 and $2,195,000 in
     1994).............................................................................       27,884        16,456
  Investment in discontinued operations................................................       19,009            --
  Inventories..........................................................................        4,181         5,939
  Deferred income taxes................................................................        4,310         3,298
  Other current assets.................................................................        5,095         7,853
                                                                                         -----------  ------------
           Total Current Assets........................................................       63,445        35,041
Investments in unconsolidated affiliates...............................................       43,092        38,338
Investment in discontinued operations..................................................        8,061        61,573
Note receivable from MHM...............................................................       10,733        11,500
Property, plant and equipment..........................................................      132,823       149,051
Goodwill...............................................................................       61,744        64,781
Other assets...........................................................................       14,272        17,511
                                                                                         -----------  ------------
Total Assets...........................................................................  $   334,170  $    377,795
                                                                                         -----------  ------------
                                                                                         -----------  ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable to financial institutions..............................................  $        --  $      6,180
  Accounts payable.....................................................................        6,694         5,861
  Accrued expenses.....................................................................       20,230        23,163
  Other current liabilities............................................................          461           969
  Current portion of long-term debt....................................................       37,300        23,437
                                                                                         -----------  ------------
           Total Current Liabilities...................................................       64,685        59,610
Senior debt............................................................................      136,949       162,436
Subordinated debt......................................................................       81,907       103,388
Deferred income taxes..................................................................       13,414        10,041
Other liabilities......................................................................        5,698         6,040
Commitments and contingencies..........................................................           --            --
Stockholders' Equity:
  Preferred stock ($.50 par value: Authorized 20,000,000 shares; issued Series A:
     6,752,000 in 1995 and 6,816,000 in 1994)..........................................        3,376         3,408
  Common stock ($1 par value: Authorized 40,000,000 shares; issued 19,127,000 in 1995
     and 19,064,000 in 1994)...........................................................       19,127        19,064
  Capital in excess of par value.......................................................       22,124        22,357
  Accumulated deficit..................................................................       (6,067)       (1,120)
  Treasury stock, at cost (preferred shares: 377,000 in 1995 and 377,000 in 1994;
     common shares: 1,275,000 in 1995 and 1,335,000
     in 1994)..........................................................................       (7,043)       (7,429)
                                                                                         -----------  ------------
           Total Stockholders' Equity..................................................       31,517        36,280
                                                                                         -----------  ------------
Total Liabilities and Stockholders' Equity.............................................  $   334,170  $    377,795
                                                                                         -----------  ------------
                                                                                         -----------  ------------

                 See Notes to Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                    PREFERRED STOCK         COMMON STOCK       CAPITAL     RETAINED
                                  --------------------  --------------------     IN        EARNINGS
                                   SHARES                SHARES               EXCESS OF  (ACCUMULATED   TREASURY
                                   ISSUED     AMOUNT     ISSUED     AMOUNT    PAR VALUE    DEFICIT)      STOCK
                                  ---------  ---------  ---------  ---------  ---------  ------------  ----------
Balance October 1, 1992.........      7,274  $   3,637     18,605  $  18,605  $  23,993   $   23,136   $  (10,623)
Net income......................                                                               3,296
Dividends.......................                                                              (2,541)
Conversion of preferred stock to
  common stock..................       (436)      (218)       437        437       (219)
Stock options exercised.........                                                   (425)                    1,106
Distribution of MHM.............                                                             (15,610)
                                  ---------  ---------  ---------  ---------  ---------  ------------  ----------
Balance September 30,
  1993..........................      6,838      3,419     19,042     19,042     23,349        8,281       (9,517)
Net loss........................                                                              (7,318)
Dividends.......................                                                              (2,083)
Conversion of preferred stock to
  common stock..................        (22)       (11)        22         22        (11)
Issuance of stock...............                                                   (600)                    1,309
Stock options exercised.........                                                   (381)                      779
                                  ---------  ---------  ---------  ---------  ---------  ------------  ----------
Balance September 30,
  1994..........................      6,816      3,408     19,064     19,064     22,357       (1,120)      (7,429)
Net loss........................                                                              (4,947)
Conversion of preferred stock to
  common stock..................        (64)       (32)        63         63        (31)
Stock options exercised.........                                                   (202)                      386
                                  ---------  ---------  ---------  ---------  ---------  ------------  ----------
Balance September 30,
  1995..........................      6,752  $   3,376     19,127  $  19,127  $  22,124   $   (6,067)  $   (7,043)
                                  ---------  ---------  ---------  ---------  ---------  ------------  ----------
                                  ---------  ---------  ---------  ---------  ---------  ------------  ----------

                 See Notes to Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                             ------------------------------------
                                                                                1995        1994         1993
                                                                             ----------  -----------  -----------
                                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)..........................................................  $   (4,947) $    (7,318) $     3,296
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization.........................................      30,425       21,385       19,187
     Provision for doubtful accounts.......................................         993          984        1,809
     Provision for deferred income taxes (benefit).........................       1,182       (3,146)      (1,185)
     Undistributed earnings from unconsolidated affiliates.................      (4,731)      (4,308)      (4,343)
     Equity participation..................................................         (22)         662       (3,519)
     Accretion of acquisition indebtedness.................................       1,402           --           --
     Cash provided by discontinued operations..............................       7,532        3,073        7,364
     (Income) loss from discontinued operations............................       4,738        1,470       (3,027)
     Other.................................................................         372       (4,616)       1,484
     Increase (decrease), net of effects from acquisitions and
        dispositions:
           Accounts receivable.............................................     (11,305)       1,527        4,048
           Inventories.....................................................       1,758          175          446
           Accounts payable................................................        (108)      (1,615)      (2,469)
           Accrued expenses................................................      (3,036)       2,303       (5,109)
           Other current assets and liabilities............................        (907)       1,987         (632)
                                                                             ----------  -----------  -----------
Net cash provided by operating activities..................................      23,346       12,563       17,350
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets...............................................      10,957        8,251        9,084
Proceeds from sale of discontinued operations..............................      23,858           --           --
Purchase of equipment......................................................     (11,548)      (7,320)     (15,830)
Acquisitions...............................................................          --      (70,528)          --
Other......................................................................      (3,663)      (2,794)      (5,891)
                                                                             ----------  -----------  -----------
Net cash provided by (used in) investing activities........................      19,604      (72,391)     (12,637)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings.................................................................       1,190       67,540       34,648
Debt repayments............................................................     (42,853)     (19,299)     (27,661)
Dividends..................................................................          --       (2,722)      (1,903)
Proceeds from exercise of options..........................................         184          398          642
                                                                             ----------  -----------  -----------
Net cash provided by (used in) financing activities........................     (41,479)      45,917        5,726
                                                                             ----------  -----------  -----------
Increase (decrease) in cash................................................       1,471      (13,911)      10,439
Cash:
  Beginning balance........................................................       1,495       15,406        4,967
                                                                             ----------  -----------  -----------
  Ending balance...........................................................  $    2,966  $     1,495  $    15,406
                                                                             ----------  -----------  -----------
                                                                             ----------  -----------  -----------
Supplemental disclosure of cash flow information:
  Interest paid............................................................  $   26,200  $    20,440  $    21,213
                                                                             ----------  -----------  -----------
                                                                             ----------  -----------  -----------
  Income taxes paid (refunded).............................................  $      205  $    (2,886) $    (1,342)
                                                                             ----------  -----------  -----------
                                                                             ----------  -----------  -----------
Supplemental disclosure of non-cash investing and financing activities:
  Equipment financed with long-term debt and capital leases................  $    1,808  $     5,937  $     8,663
                                                                             ----------  -----------  -----------
                                                                             ----------  -----------  -----------
  Portion of acquisitions financed by sellers..............................  $       --  $    19,384  $        --
                                                                             ----------  -----------  -----------
                                                                             ----------  -----------  -----------
  Liabilities assumed in connection with acquisitions......................  $       --  $     2,804  $        --
                                                                             ----------  -----------  -----------
                                                                             ----------  -----------  -----------

                 See Notes to Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation -- The consolidated financial statements include the accounts of MEDIQ Incorporated and its subsidiaries (the 'Company'). Investments in companies owned 20% to 50% are accounted for under the equity method of accounting. All other investments are stated at the lower of cost or net realizable value. In consolidation, all significant intercompany transactions and balances have been eliminated.

     Inventories -- Inventories, which consist primarily of repair parts for rental equipment and finished goods held for sale, are stated at the lower of cost (first-in, first-out method) or market.

     Property, plant and equipment -- Rental equipment, machinery and equipment, buildings and improvements, and land are recorded at cost. Capital leases are recorded at the lower of fair market value or the present value of future lease payments. The Company provides straight-line depreciation and amortization over the estimated useful lives (rental equipment and machinery and equipment -- 3 to 10 years and buildings and improvements -- 10 to 40 years).

     Goodwill -- The cost of acquired businesses in excess of net assets is amortized on a straight-line basis primarily over 20 years. Accumulated amortization was $12 million and $8.6 million as of September 30, 1995 and 1994, respectively.

     Carrying value of long-term assets -- The Company evaluates the carrying value of long-term assets, including rental equipment, goodwill and other intangible assets, based upon current and anticipated undiscounted cash flows, and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

     Revenue recognition policy -- MEDIQ/PRN Life Support Services, Inc. ('MEDIQ/PRN') recognizes revenue in accordance with the terms of the related rental agreement and the usage of the related rental equipment. Revenues from other operating activities are recognized as services are rendered or as income is earned.

     Income taxes -- Effective October 1, 1993, the Company adopted on a prospective basis the provisions of Statement of Financial Accounting Standards ('SFAS') No. 109, 'Accounting for Income Taxes', which supersedes SFAS No. 96. The effect of the adoption of SFAS No. 109 was not significant. The Company files a consolidated federal tax return with its 80% or more owned subsidiaries and, accordingly, any dividends from included companies are not taxable to the Company.

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

NOTE B -- ACQUISITIONS

     On September 30, 1994, the Company acquired the critical care and life support rental equipment inventory of KCI Therapeutic Services, Inc., a subsidiary of Kinetic Concepts, Inc. ('KCI'). The purchase price was approximately $88 million, including transaction costs and the assumption of certain capitalized lease obligations. The purchase price was allocated to assets acquired and liabilities assumed based on fair values at the date of the acquisition. The excess of the purchase price over fair

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE B -- ACQUISITIONS--(CONTINUED)

values of the net assets acquired of $44.5 million was recorded as goodwill and is being amortized over twenty years.

NOTE C -- DISPOSITIONS

     The Company's strategic plan adopted in fiscal 1991, in summary, called for narrowing the focus of MEDIQ, concentrating the Company's resources in the development of its core business, selling non-core assets and reducing corporate debt. On January 20, 1995, the Company announced the formation of a Special Committee of the Board of Directors for the purpose of exploring alternative ways of maximizing shareholder value, including a possible sale of the stock or assets of the Company or certain of its subsidiaries. After exploring a number of alternatives, the Board of Directors on October 23, 1995 accepted the recommendation of the Special Committee to reject two outstanding offers to acquire the Company and terminate any further efforts to sell the Company at the present time. The Board determined to continue the process of divesting the Company of substantially all operating assets other than MEDIQ/PRN and using the proceeds to reduce indebtedness.

  Sale of Assets

     In December 1993, the Company exercised warrants to purchase 229,518 shares of common stock of New West Eyeworks, Inc. ('New West') in connection with New West's initial public offering. The warrants were issued to the Company in 1988 together with $5.1 million of New West preferred stock as partial consideration for the sale of a business. In connection with the offering, the Company received $1.9 million, representing a partial redemption of the preferred shares, net proceeds from the sale of 82,500 shares of common stock and partial payment of accumulated preferred stock dividends and accrued interest. The Company received an additional 57,143 shares of New West common stock in payment of the balance of accumulated dividends and interest. The Company recorded income of $1.2 million in 1994 related to the sale of New West common stock and the payment of dividends and interest. In April 1995, the Company sold its remaining investments in New West common stock and preferred stock for aggregate consideration of $3 million resulting in a $1.1 million pretax loss.

     In September 1994, the Company sold its rights under a management contract related to a kidney stone treatment center for $4 million in cash and $3 million contingent upon future results of operations. The sale resulted in a pretax gain of $4 million in 1994 and $.6 million in 1995 representing a portion of the contingent proceeds.

  Discontinued Operations

     In the second quarter of fiscal 1995, the Company adopted a plan to sell four non-core businesses, Medifac, Inc., Health Examinetics, Inc., MEDIQ Mobile X-Ray Services, Inc. and MEDIQ Imaging Services, Inc., within twelve months. In the fourth quarter, the Company revised the plan to include the operations of HealthQuest, Inc., which is anticipated to be sold in fiscal 1996. As a result, operating results and net assets of these businesses have been reported as discontinued operations. Discontinued operations also include the Company's equity investment in InnoServ Technologies, Inc. ('InnoServ,' formerly MMI Medical, Inc.), which is anticipated to be distributed to the Company's shareholders during fiscal 1996. The Company's prior year consolidated financial statements have been restated to report the net assets and operating results of these businesses as discontinued operations. In addition, the Company reported the operations of Mental Health Management, Inc., ('MHM') as discontinued operations in fiscal 1993.

     In August 1995, the Company sold the assets of MEDIQ Imaging Services, Inc., the Company's mobile and fixed site ultrasound and nuclear imaging business, to NMC Diagnostic Services, Inc., a

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE C -- DISPOSITIONS--(CONTINUED)

division of W.R. Grace & Co., for approximately $17 million in cash, and the assumption of $9.7 million of debt.

     In June 1995, the Company sold Medifac, Inc., a healthcare facility planning, design and project management firm, and related assets to the management of Medifac for approximately $11 million, consisting of $6 million in cash and $5 million in notes, and the assumption of $26.9 million of non-recourse debt.

     In August 1994, the Company merged its MEDIQ Equipment and Maintenance Services, Inc. ('MEMS') subsidiary with InnoServ, and the Company received 2,030,000 shares of InnoServ common stock, or approximately 40% of the outstanding shares, and warrants to purchase at $6.25 per share an additional 325,000 shares of common stock. No gain or loss resulted from the merger.

     In August 1993, the Company completed the tax-free distribution to the Company's shareholders of the stock of MHM, a provider of behavioral healthcare services. The distribution was accounted for as a dividend with a resultant reduction in consolidated stockholders' equity of $15.6 million, representing the Company's equity investment in MHM. In connection with the distribution, the Company obtained a five-year note receivable from MHM for the balance of unpaid management fees and intercompany interest in the amount of $11.5 million. The note bears interest at a rate of prime (8.75% at September 30, 1995) plus 1.5%, with monthly interest payments for two years which commenced October 1, 1993 and monthly principal and interest payments for the following three years, based on a fifteen year amortization period, with the balance due on August 31, 1998.

     The Company anticipates that the disposal of Mobile X-Ray, Health Examinetics and HealthQuest will be completed in the second quarter of fiscal 1996. The estimated loss on the sale of discontinued operations, including operations to be sold in fiscal 1996, amounted to $4.7 million (net of income tax expense of $1 million).

     The investment in discontinued operations as of September 30, 1995 consisted of (in thousands):

Current assets...................................................................    $12,270
Current liabilities..............................................................      8,841
                                                                                   ---------
Net current assets...............................................................      3,429
Net fixed assets.................................................................      4,726
Investment in InnoServ...........................................................      8,061
Other noncurrent assets..........................................................     10,854
                                                                                   ---------
                                                                                     $27,070
                                                                                   ---------
                                                                                   ---------

     The investment in InnoServ, which will be distributed to the Company's shareholders in the form of a dividend, is reflected as a long-term asset.

     Revenues from discontinued operations were $78.4 million, $86.6 million and $84.8 million in 1995, 1994 and 1993, respectively.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE D -- PROPERTY, PLANT AND EQUIPMENT

                                                                                    SEPTEMBER 30,
                                                                               ------------------------
                                                                                  1995         1994
                                                                               -----------  -----------
                                                                                    (IN THOUSANDS)
Rental equipment.............................................................  $   205,773  $   211,373
Equipment and fixtures.......................................................       10,316        9,504
Building and improvements....................................................        7,272        6,904
Land.........................................................................          149          149
                                                                               -----------  -----------
                                                                                   223,510      227,930
Less accumulated depreciation and amortization...............................      (90,687)     (78,879)
                                                                               -----------  -----------
                                                                               $   132,823  $   149,051
                                                                               -----------  -----------
                                                                               -----------  -----------

     Depreciation and amortization expense related to property, plant and equipment was $26.1 million, $19.7 million and $17.7 million in 1995, 1994 and 1993, respectively.

NOTE E -- ACCRUED EXPENSES

                                                                                     SEPTEMBER 30,
                                                                                  --------------------
                                                                                    1995       1994
                                                                                  ---------  ---------
                                                                                    (IN THOUSANDS)
Interest........................................................................  $   5,301  $   4,828
Payroll and related taxes.......................................................      3,093      2,008
Insurance.......................................................................      2,195      5,184
Other...........................................................................      9,641     11,143
                                                                                  ---------  ---------
                                                                                  $  20,230  $  23,163
                                                                                  ---------  ---------
                                                                                  ---------  ---------

NOTE F -- NOTES PAYABLE TO FINANCIAL INSTITUTIONS

     The Company has $16 million of lines of credit which bear interest at rates ranging from prime (8.75% at September 30, 1995) to prime plus 1.5% and are secured primarily by certain accounts receivable, a pledge of the common stock of MEDIQ/PRN and a second mortgage on real estate. At September 30, 1995, no amounts were outstanding under these facilities. The amount of available credit fluctuates based upon the amount of eligible accounts receivable. The average amount outstanding under lines of credit in 1995 was $8.4 million and the weighted average interest rate computed on the monthly outstanding balance was 10.1%.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE G -- LONG-TERM DEBT

     Senior debt consisted of the following:

                                                                                               SEPTEMBER 30,
                                                                                          ------------------------
                                                                                             1995         1994
                                                                                          -----------  -----------
                                                                                              (IN THOUSANDS)
Corporate debt:
  Revolving credit facility.............................................................  $       567  $    11,147
  Term loans payable in varying installments through 2005 at rates from prime (8.75% at
     September 30, 1995) to 12%.........................................................        1,815        1,862
  Mortgage payable......................................................................           --        3,917
Subsidiary debt:
  Senior secured notes due 1999.........................................................      100,000      100,000
  Term loan payable monthly through 2000 at prime plus 2%...............................       37,493       43,000
  Term loans payable in varying installments through 1999 at rates from prime plus 1% to
     13%................................................................................        2,828       13,114
  Capital lease obligations payable in varying installments through 1999 at fixed rates
     from 8% to 21%.....................................................................        9,046       12,833
                                                                                          -----------  -----------
                                                                                              151,749      185,873
Less current portion....................................................................       14,800       23,437
                                                                                          -----------  -----------
                                                                                          $   136,949  $   162,436
                                                                                          -----------  -----------
                                                                                          -----------  -----------

     Subordinated debt consisted of the following:

                                                                                               SEPTEMBER 30,
                                                                                           ----------------------
                                                                                             1995        1994
                                                                                           ---------  -----------
                                                                                              (IN THOUSANDS)
Corporate debt:
  7.5% exchangeable subordinated debentures due 2003.....................................  $  34,500  $    34,500
  7.25% convertible subordinated debentures due 2006.....................................     51,729       51,729
Subsidiary debt:
  10% subordinated notes due 2004........................................................      8,664        8,547
  10% subordinated notes due 1999........................................................      9,514        8,612
                                                                                           ---------  -----------
                                                                                             104,407      103,388
Less current portion.....................................................................     22,500           --
                                                                                           ---------  -----------
                                                                                           $  81,907  $   103,388
                                                                                           ---------  -----------
                                                                                           ---------  -----------

     In September 1994, in connection with the acquisition of the rental equipment inventory of KCI, the Company obtained financing consisting of a $43.0 million term loan, $8.5 million of senior subordinated notes, $8.6 million of subordinated notes payable to KCI and two term loans aggregating $8.5 million payable to KCI. The $43.0 million term loan is payable in equal monthly payments through December 2000 of approximately $600,000 plus interest at the prime rate plus 2% or, at the Company's option, a rate equal to the adjusted Eurodollar rate plus 4.25% and is collateralized by all of the acquired equipment. The $8.5 million of senior subordinated notes, which have a face value of $10 million, include warrants which allow the holders to purchase, in the aggregate, up to 10% of the common stock of MEDIQ/PRN for a nominal amount. Interest on the notes of 10% is payable semi-annually on April 1 and October 1. Annual principal payments on the notes of $1.0 million commence April 1, 2000, with the remaining principal balance payable on October 1, 2004. The $8.6 million of subordinated notes payable to KCI, which have a face value of $10 million, mature on September 30, 1999 and bear interest at 10%, commencing April 1, 1996. The term loans, aggregating $8.5 million,

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE G -- LONG-TERM DEBT--(CONTINUED)

were payable to KCI in monthly installments through October 1995. The subordinated notes payable to KCI and certain of the term notes are carried net of related discounts. The MHM note receivable is pledged as collateral for the Company's obligations to KCI.

     In October 1993, the Company entered into an agreement with a commercial bank for a $7.5 million revolving credit facility, which was increased to $13.4 million in August 1994. In December 1995, this credit facility which bears interest at prime plus 1% and, originally scheduled to expire in October 1995, was extended to December 1996. In connection with the extension to December 1996, the facility was increased to $15 million and the interest rate was reduced to prime plus .5%. In addition, as amended, the facility will be reduced by an amount equal to 50% of the net cash proceeds from the sale of discontinued operations and certain other assets. At September 30, 1995, the Company had $.6 million outstanding and $2.2 million of letters of credit under this facility. This facility is secured by a portion of the shares of common stock of NutraMax and PCI owned by the Company.

     In September 1994, in connection with the acquisition of equipment from KCI, MEDIQ/PRN amended the indenture related to its outstanding $100 million of 11.125% senior secured notes to obtain approval for the transaction. The amendment also provided for an increase in the interest rate on the notes to 12.125% effective September 30, 1995. Interest on the notes is payable semi-annually on January 1 and July 1. The notes, which are collateralized by certain of MEDIQ/PRN's assets, are redeemable at the option of MEDIQ/PRN in whole or in part on or after July 1, 1997 at specified redemption prices, plus accrued interest. MEDIQ/PRN is obligated to offer to repay a portion of the principal amount of the senior secured notes under certain circumstances. At September 30, 1995, MEDIQ/PRN was not required to offer to repay any portion of the senior secured notes. The Company's ability to obtain cash from MEDIQ/PRN is limited by provisions in certain of MEDIQ/PRN's debt agreements. For 1995 and 1994, such provisions did not permit MEDIQ/PRN to pay any dividends to the Company.

     The 7.5% subordinated debentures are exchangeable for an aggregate of 2,255,000 shares of NutraMax common stock owned by the Company, or an equivalent of $15.30 per share, and are redeemable in whole or in part at the option of the Company after July 1996. Interest is payable semi-annually on January 15 and July 15.

     The 7.25% subordinated debentures are convertible at any time prior to maturity into shares of the common stock of the Company at $7.50 per share. Interest is payable semi-annually on June 1 and December 1. Annual sinking fund payments equal to 10% of the principal commence in June 1997. The Company is also required to offer to repurchase a portion of the debentures if stockholders' equity is $40 million or less at the end of two consecutive fiscal quarters. Since June 30, 1994, the Company's stockholders' equity has been less than $40 million. The requirements to repurchase debentures at December 31, 1994 and June 30, 1995 were satisfied through the Company's previous acquisition of $23.3 million principal amount of debentures. As of September 30, 1995, $22.5 million of the debentures was classified as current obligations pursuant to the terms of the indenture. In October and November 1995, the Company repurchased an aggregate of $11.25 million of its debentures at a discount in the open market and through a private transaction resulting in a pretax gain of approximately $1.5 million. This gain will be recorded in the first quarter of fiscal 1996 as an extraordinary item. The Company is required to either repurchase or redeem $11.25 million of debentures prior to June 30, 1996 and semi-annually thereafter until all of the debentures are repurchased or stockholders' equity is more than $40 million.

     The Company incurred prepayment premiums in connection with repayments of debt resulting in an extraordinary charge of $1.5 million, or $1.0 million net of taxes, in 1993.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE G -- LONG-TERM DEBT--(CONTINUED)

     Certain of the Company's loan agreements require the maintenance of specified financial ratios and impose financial and dividend limitations. The terms of one of the Company's indentures currently limits the payment of future dividends or the purchase of the Company's stock to approximately $5 million in the aggregate as of September 30, 1995. As of September 30, 1995, the Company and one of its subsidiaries did not comply with certain financial ratios, principally working capital and tangible net worth. Subsequent to September 30, 1995, the Company and its subsidiary obtained the necessary waivers/amendments from its lenders regarding these ratios. Restricted net assets of consolidated subsidiaries and unconsolidated affiliates aggregated approximately $38.4 million at September 30, 1995.

     Maturities of long-term debt are as follows:

YEAR ENDING SEPTEMBER 30,                                                    SENIOR     SUBORDINATED     TOTAL
-------------------------------------------------------------------------  -----------  ------------  -----------
                                                                                       (IN THOUSANDS)
1996.....................................................................  $    14,800   $   22,500   $    37,300
1997.....................................................................       10,243       22,500        32,743
1998.....................................................................        9,294        6,729        16,023
1999.....................................................................      108,667           --       108,667
2000.....................................................................        6,931        9,514        16,445
Thereafter...............................................................        1,814       43,164        44,978
                                                                           -----------  ------------  -----------
                                                                           $   151,749   $  104,407   $   256,156
                                                                           -----------  ------------  -----------
                                                                           -----------  ------------  -----------

NOTE H -- COMMITMENTS AND CONTINGENCIES

     Leases -- The Company leases certain equipment, automobiles and office space. The future minimum lease payments under noncancelable operating leases and capital leases are as follows:


                                                                                    CAPITAL   OPERATING
YEAR ENDING SEPTEMBER 30,                                                           LEASES     LEASES
---------------------------------------------------------------------------------  ---------  ---------
                                                                                      (IN THOUSANDS)
1996.............................................................................  $   3,640  $   4,422
1997.............................................................................      3,211      3,336
1998.............................................................................      2,245      1,979
1999.............................................................................      1,520        810
2000 and thereafter..............................................................         42        475
                                                                                   ---------  ---------
Total minimum lease payments.....................................................     10,658  $  11,022
                                                                                              ---------
                                                                                              ---------
Amount representing interest.....................................................      1,612
                                                                                   ---------
Present value of minimum lease payments..........................................  $   9,046
                                                                                   ---------
                                                                                   ---------

     Total rent expense under operating leases was $5.4 million, $5.2 million and $5.4 million in 1995, 1994 and 1993, respectively. The leases, which are for terms of up to 10 years, contain options to renew for additional periods.

     At September 30, 1995, rental equipment and machinery and equipment included assets under capitalized lease obligations of $15.2 million, less accumulated amortization of $3.2 million.

     Purchase Commitments -- MEDIQ/PRN has agreed to purchase from one of its vendors certain rental equipment parts and supplies, and to obtain certain remanufacturing services from the vendor in the aggregate amount of approximately $3.0 million through 1997.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE H -- COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     Legal Proceedings -- On November 28, 1995, in the United States District Court for the Middle District of Pennsylvania, ATS Medical Services, Inc. ('ATS'), a subsidiary of the Company, and the president of ATS each pled guilty to one count of misprision of a felony in violation of Title 18, United States Code, Section 4. In addition, ATS agreed to repay the government $2.1 million for excess reimbursement received by ATS from the Medicare Program from 1988 through 1992. The payment is part of a settlement agreement entered into between ATS, the United States Government and a former ATS employee, who had filed a civil lawsuit on behalf of the government against ATS pursuant to the False Claims Act, Title 31, United States Code, Sections 3729, et seq., relating to ATS's alleged excess reimbursement. The government has agreed to recommend that no fine be imposed against ATS and has agreed that ATS will not be barred from submitting claims to the Medicare Program in the future. Under the agreement, $75,000 is payable monthly without interest through October 1996 and, thereafter, $100,000 plus interest is payable monthly through October 1997. Upon the sale of ATS, the balance is payable in full. The Company recorded a reserve for such excess reimbursement in fiscal 1994 and has reflected such reserve in discontinued operations.

     MEDIQ Imaging, the assets of which were sold by the Company in August 1995, is presently the subject of a criminal and civil investigation by the United States Attorney's Office for the District of New Jersey and the Department of Health and Human Services. The investigation has focused on advice given by MEDIQ Imaging employees to physician customers of MEDIQ Imaging relating to the reassignment of certain Medicare claims. The Company and MEDIQ Imaging voluntarily reported the issue to the government in January 1995 after learning that the advice given by MEDIQ Imaging employees was inconsistent with the reassignment regulations. The Company and MEDIQ Imaging have been cooperating in the investigation. The Company has agreed, subject to certain limitations, to be responsible for any fine or penalty assessed following the conclusion of the investigation. Management believes that there has been no violation of any statute or regulation by MEDIQ Imaging or any of its officers, directors or employees and intends to vigorously defend any claims that may be brought.

     In addition, the Company has pending several legal claims incurred in the normal course of business. The Company has established reserves relating to its legal claims and believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's Consolidated Financial Statements, however, there can be no assurances to this effect.

NOTE I -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     Estimated fair value of financial instruments is provided in accordance with the requirements of SFAS No. 107, 'Disclosures About Fair Value of Financial Instruments'. The estimated fair value amounts have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

          Accounts receivable and accounts payable -- The carrying amounts of these items are an estimate of their fair values at September 30, 1995.

          Note receivable from MHM -- The carrying amount of the Company's note receivable from MHM of $11.5 million is a reasonable estimate of its fair value since the receivable earns interest at the prime rate plus 1.5%.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE I -- FAIR VALUE OF FINANCIAL INSTRUMENTS--(CONTINUED)

          Long-term debt (excluding capital lease obligations) -- The fair value of the Company's publicly traded debt is based on quoted market prices. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available. The carrying amount and estimated fair value of long-term debt are $247.1 million and $234.1 million, respectively.

     The fair value estimates presented herein are based on information available to management as of September 30, 1995, and have not been comprehensively revalued for purposes of these financial statements since that date. Current estimates of fair value may differ significantly from the amounts presented herein.

NOTE J -- COMMON AND PREFERRED STOCK

     Series A preferred stock is convertible on a one-for-one basis into shares of common stock, votes generally with the common stock as a single class, and in all such votes, has ten votes per share. The preferred stock participates in cash dividends at a rate equal to 60% of the amount paid on the common stock and has a $.50 per share preference in the event of dissolution or liquidation.

     Cash dividends of $.03 per share on the common stock and $.018 per share on the preferred stock were paid for the first, second and third quarters of 1994.

NOTE K -- INCOME TAXES

     Income tax expense (benefit) consisted of the following:

                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                     1995       1994       1993
                                                                                   ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
     Current:
           Federal...............................................................  $      --  $      --  $  (2,836)
           State.................................................................        122         40        150
                                                                                   ---------  ---------  ---------
                                                                                         122         40     (2,686)
                                                                                   ---------  ---------  ---------
     Deferred:
           Federal...............................................................        184     (3,971)    (2,549)
           State.................................................................        998        825      1,364
                                                                                   ---------  ---------  ---------
                                                                                       1,182     (3,146)    (1,185)
                                                                                   ---------  ---------  ---------
     Total income tax expense (benefit)..........................................  $   1,304  $  (3,106) $  (3,871)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE K -- INCOME TAXES--(CONTINUED)

     The differences between the Company's income tax expense (benefit) and the income tax expense (benefit) computed using the U.S. federal income tax rate were as follows:

                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                     1995       1994       1993
                                                                                   ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
     Statutory federal tax expense (benefit).....................................  $     372  $  (3,044) $    (901)
     State income taxes, net of federal income taxes.............................        739        571        999
     Goodwill amortization.......................................................        344        370        366
     Effects of dispositions of subsidiaries.....................................         --     (1,174)         6
     Utilization of alternative minimum tax credits..............................         --         --     (2,858)
     Undistributed earnings of unconsolidated affiliates.........................         --         --     (1,182)
     Other items -- net..........................................................       (151)       171       (301)
                                                                                   ---------  ---------  ---------
     Income tax expense (benefit)................................................  $   1,304  $  (3,106) $  (3,871)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

     Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                                                     SEPTEMBER 30,
                                                                                  --------------------
                                                                                    1995       1994
                                                                                  ---------  ---------
                                                                                    (IN THOUSANDS)
Liabilities:
  Depreciation..................................................................  $  31,148  $  28,424
  Intangible assets.............................................................     11,481      9,800
  Accrued expenses..............................................................        381        202
  Prepaid expenses..............................................................        217        118
  Other.........................................................................      5,902      4,140
                                                                                  ---------  ---------
     Gross deferred tax liabilities.............................................     49,129     42,684

Assets:
  Net operating and capital loss carryforwards..................................     27,662     22,604
  Tax credit carryforwards......................................................      5,747      5,747
  Accrued expenses and reserves.................................................      8,696      5,173
  Intangible assets.............................................................        429      3,907
  Other.........................................................................        261      1,128
                                                                                  ---------  ---------
     Gross deferred tax assets..................................................     42,795     38,559
  Valuation allowance...........................................................     (2,770)    (2,618)
                                                                                  ---------  ---------
                                                                                     40,025     35,941
                                                                                  ---------  ---------
  Net deferred tax liability....................................................  $   9,104  $   6,743
                                                                                  ---------  ---------
                                                                                  ---------  ---------

     Under the provisions of SFAS No. 96, the deferred tax benefit for 1993 of $1.2 million resulted principally from depreciation and amortization of $2.7 million, allowance for doubtful accounts of $1.7 million, accrued expenses of $1.9 million, differences between book and tax gains and losses of $1.6 million and equity participation of $1.2 million, partially offset by net operating loss carryforwards of $8 million and the reduction of the alternative minimum tax accrual of $2.9 million.

     Deferred taxes of $1.6 million, $1.2 million and $.3 million were recorded in 1995, 1994 and 1993, respectively, for the undistributed earnings of unconsolidated affiliates.

     At September 30, 1995 for income tax purposes, the Company had alternative minimum tax credit carryforwards of approximately $5.1 million, net operating loss carryforwards of $41 million expiring

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE K -- INCOME TAXES--(CONTINUED)

through 2009, and capital loss carryforwards of $31.5 million expiring in 1998. State net operating loss carryforwards were $46 million, expiring through 2009. The Company also had a carryforward of Investment Tax Credit and Rehabilitation Tax Credit of $.6 million expiring through 2003.

NOTE L -- RELATED PARTY TRANSACTIONS

     The Company recorded interest income related to the MHM note of $1.2 million, $.9 million and $.8 million in 1995, 1994 and 1993, respectively.

     In fiscal 1995 and 1994, the Company incurred legal fees of approximately $700,000 and $250,000, respectively, to a law firm of which the Company's Chairman of the Board of Directors is a partner.

     The Company derived revenues of $340,000, $327,000 and $225,000 in 1995, 1994 and 1993, respectively, pursuant to agreements to provide financial management, legal and risk management services to PCI, NutraMax and MHM.

     In January 1993, the Company sold PCI of Virginia, Inc. to PCI for aggregate consideration of $2.3 million which approximated the Company's investment. In addition, the Company assigned to PCI a purchase option to acquire the real estate leased by PCI of Virginia, in consideration for which PCI reimbursed the Company for a $1.0 million deposit.

NOTE M -- STOCK OPTION PLANS

     Under the Company's stock option plans, options may be granted to officers and key employees of the Company and its subsidiaries. No option may be granted for a term in excess of ten years from the date of grant. As of September 30, 1995, all incentive and non-qualified stock options were exercisable under the plan. The exercise prices of outstanding options represented the fair market value at dates of grant. The Company's Board of Directors has reserved a sufficient number of shares for the exercise of outstanding stock options.

     In August 1993, the Company's Board of Directors reduced the exercise prices of certain outstanding stock options in connection with the distribution of MHM. A summary of the Company's stock option plan activity for common and preferred shares for the three years ended September 30, 1995 follows:


                                                                           NUMBER OF     OPTION PRICE
                                                                            SHARES         PER SHARE
                                                                          -----------  -----------------
                                                                             (IN
                                                                          THOUSANDS)
Outstanding at October 1, 1992..........................................       1,909      $2.45 to $5.16
  Exercised.............................................................        (172)     $3.13 to $5.16
  Terminated............................................................         (32)     $2.45 to $4.09
                                                                          -----------
Outstanding at September 30, 1993.......................................       1,705      $2.73 to $4.51
  Exercised.............................................................        (114)     $    3.06
  Terminated............................................................        (149)     $2.73 to $4.51
                                                                          -----------
Outstanding at September 30, 1994.......................................       1,442      $2.73 to $4.51
  Granted...............................................................          21      $4.02 to $4.13
  Exercised.............................................................         (60)     $2.73 to $3.49
  Terminated............................................................        (292)     $2.73 to $4.49
                                                                          -----------
Outstanding at September 30, 1995.......................................       1,111      $2.73 to $4.51
                                                                          -----------
                                                                          -----------

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE N -- PENSION PLAN

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

     Net periodic pension expense is comprised of the following:

                                                                          YEAR ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                         1995       1994       1993
                                                                       ---------  ---------  ---------
                                                                                (IN THOUSANDS)
Service cost -- benefits earned during the period....................  $     785  $   1,193  $   1,220
Interest cost on projected benefit obligation........................        929        894        836
Actual return on plan assets.........................................     (1,642)      (436)      (713)
Net amortization and deferrals.......................................        851       (331)        45
                                                                       ---------  ---------  ---------
Net periodic pension expense.........................................  $     923  $   1,320  $   1,388
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

     The following table presents the funded status of the Company's pension plan and the amounts reflected in the Consolidated Balance Sheets:

                                                                                    SEPTEMBER 30,
                                                                                ----------------------
                                                                                   1995        1994
                                                                                ----------  ----------
                                                                                   (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefits.............................................................  $  (10,427) $   (9,532)
                                                                                ----------  ----------
                                                                                ----------  ----------
  Accumulated benefit obligation..............................................  $  (11,291) $  (10,502)
                                                                                ----------  ----------
                                                                                ----------  ----------
Projected benefit obligation..................................................  $  (12,606) $  (12,261)
Plan assets at fair value.....................................................      11,493      10,095
                                                                                ----------  ----------
Projected benefit obligation in excess of plan assets.........................      (1,113)     (2,166)
Unrecognized net gain.........................................................      (2,345)     (1,054)
Balance of unrecorded transition obligation...................................         647         701
                                                                                ----------  ----------
Accrued pension liability.....................................................  $   (2,811) $   (2,519)
                                                                                ----------  ----------
                                                                                ----------  ----------

     The actuarial assumptions used in determining net periodic pension costs were:

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                           -------------------------------------
                                                                              1995         1994         1993
                                                                           -----------  -----------  -----------
Discount rate............................................................           8%           8%           7%
Expected long-term return on plan assets.................................           8%           8%           8%
Weighted average rate of increase in compensation levels.................         4.5%         4.5%         4.5%

NOTE O -- BUSINESS SEGMENT DATA

     The Company operates primarily in one business segment, exclusive of discontinued operations which include the Diagnostic Imaging Services Group, MEMS, MHM and other operating segments including Health Examinetics, Medifac and HealthQuest. Discontinued operations also includes the Company's equity investment in InnoServ. The Company, through its subsidiary MEDIQ/PRN, rents medical equipment on a short-term basis nationwide. This segment represents more than 90% of the consolidated revenues, operating profit and assets exclusive of corporate assets, which include net assets of discontinued operations of $27.1 million and equity investments of $43.1 million.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE P -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data (in thousands except per share data) for 1995 and 1994 is as follows:

                                                                       FIRST     SECOND      THIRD     FOURTH
1995                                                                  QUARTER    QUARTER    QUARTER    QUARTER
----                                                                 ---------  ---------  ---------  ---------
Revenues...........................................................  $  31,842  $  37,036  $  33,098  $  30,265(A)
Operating income...................................................      4,676     10,244      6,481      2,537(A)(B)
Income (loss) from continuing operations...........................       (616)     1,564        290     (1,447)(A)(B)
Income (loss) from discontinued operations.........................        405        223     (1,482)    (3,884)(C)
Net income (loss)..................................................       (211)     1,787     (1,192)    (5,331)

Earnings per share:
Income (loss) from continuing operations...........................       (.03)       .06        .01       (.06)
Income (loss) from discontinued operations.........................        .02        .01       (.06)      (.16)
Net income (loss)..................................................       (.01)       .07       (.05)      (.22)

------------------
(A) Reflects seasonal nature of MEDIQ/PRN's business
(B) Includes non-recurring expenses related to the activities of the Special Committee of the Board of Directors.
(C) Reflects the expansion of the Company's plan to sell non-core businesses to include the operations of HealthQuest and the Company's investment in Innoserv. In addition, the Company revised its estimate of the loss on sale of discontinued operations.


                                                                       FIRST     SECOND      THIRD     FOURTH
1994                                                                  QUARTER    QUARTER    QUARTER    QUARTER
----                                                                 ---------  ---------  ---------  ---------
Revenues...........................................................  $  20,607  $  22,550  $  19,728  $  18,613
Operating income (loss)............................................        901      3,550        267     (3,623)
Income (loss) from continuing operations...........................       (925)      (170)    (2,855)    (1,898)
Income (loss) from discontinued operations.........................       (337)       344          6     (1,483)
Net income (loss)..................................................     (1,262)       174     (2,849)    (3,381)

Earnings per share:
Income (loss) from continuing operations...........................       (.04)      (.01)      (.12)      (.08)
Income (loss) from discontinued operations.........................       (.01)       .02         --       (.06)
Net income (loss)..................................................       (.05)       .01       (.12)      (.14)

NOTE Q -- INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company's investments in unconsolidated affiliates consist of NutraMax Products, Inc. and PCI Services, Inc. The following summary presents the Company's approximate ownership interest, carrying value and market value as of September 30.

                                                            1995                                   1994
                                            -------------------------------------  -------------------------------------
                                               OWNERSHIP     CARRYING    MARKET       OWNERSHIP     CARRYING    MARKET
                                               INTEREST        VALUE      VALUE       INTEREST        VALUE      VALUE
                                            ---------------  ---------  ---------  ---------------  ---------  ---------
                                                                           (IN THOUSANDS)
PCI.......................................         47%       $  24,494  $  26,234         47%       $  21,861  $  18,688
NutraMax..................................         47%          18,598     40,373         47%          16,477     41,887
                                                             ---------  ---------                   ---------  ---------
                                                             $  43,092  $  66,607                   $  38,338  $  60,575
                                                             ---------  ---------                   ---------  ---------
                                                             ---------  ---------                   ---------  ---------

     The Company's ownership interest in NutraMax may decrease in the future in the event that certain of the Company's outstanding debentures are exchanged into shares of NutraMax common

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE Q -- INVESTMENTS IN UNCONSOLIDATED AFFILIATES--(CONTINUED)

stock owned by the Company. Assuming the Company does not elect to pay cash, the effect of the exchange of all of such debentures would decrease the Company's ownership interest of NutraMax to approximately 21%.

     Gains (losses) on issuances of common stock by unconsolidated affiliates were $22,000 ($.7) million and $3.5 million in 1995, 1994 and 1993, respectively. Undistributed earnings were $17.1 million as of September 30, 1995. Summarized consolidated financial information for unconsolidated affiliates is as follows:

NUTRAMAX PRODUCTS, INC. -- CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          SEPT. 30,      OCT. 1,
                                                                                            1995          1994
                                                                                        -------------  -----------
                                                                                              (IN THOUSANDS)
ASSETS:
Total current assets..................................................................   $    23,552    $  21,467
Property and equipment, net...........................................................        23,714       22,499
Goodwill, net.........................................................................        13,978       14,541
Other assets..........................................................................         1,830        1,943
                                                                                        -------------  -----------
                                                                                         $    63,074    $  60,450
                                                                                        -------------  -----------
                                                                                        -------------  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Total current liabilities.............................................................   $     9,400    $   8,295
Long term debt, less current maturities...............................................        12,550       16,183
Deferred income taxes and other liabilities...........................................         1,891        1,215
Stockholders' equity..................................................................        39,233       34,757
                                                                                        -------------  -----------
                                                                                         $    63,074    $  60,450
                                                                                        -------------  -----------
                                                                                        -------------  -----------

NUTRAMAX PRODUCTS, INC. -- CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           YEAR ENDED
                                                                                 -------------------------------
                                                                                 SEPT. 30,   OCT. 1,    OCT. 2,
                                                                                   1995       1994       1993
                                                                                 ---------  ---------  ---------
                                                                                          (IN THOUSANDS)
Net sales......................................................................  $  63,111  $  55,958  $  31,144
Cost of sales..................................................................     45,916     38,752     19,598
                                                                                 ---------  ---------  ---------
Gross profit...................................................................     17,195     17,206     11,546
Selling, general and administrative expenses...................................      8,694      9,281      5,928
                                                                                 ---------  ---------  ---------
Operating income...............................................................      8,501      7,925      5,618
Other credits (charges)........................................................     (1,111)      (833)       251
                                                                                 ---------  ---------  ---------
Income before income tax expense...............................................      7,390      7,092      5,869
Income tax expense.............................................................      2,916      2,832      2,350
                                                                                 ---------  ---------  ---------
Net income.....................................................................  $   4,474  $   4,260  $   3,519
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

                      MEDIQ INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE Q -- INVESTMENTS IN UNCONSOLIDATED AFFILIATES--(CONTINUED)

PCI SERVICES, INC. -- CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               SEPTEMBER 30,
                                                                                           ----------------------
                                                                                              1995        1994
                                                                                           -----------  ---------
                                                                                               (IN THOUSANDS)
ASSETS:
Total current assets.....................................................................  $    36,214  $  28,301
Property, plant and equipment, net.......................................................       61,901     44,145
Goodwill, net............................................................................       10,182      9,857
Other assets.............................................................................          670      1,124
                                                                                           -----------  ---------
                                                                                           $   108,967  $  83,427
                                                                                           -----------  ---------
                                                                                           -----------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Total current liabilities................................................................  $    24,034  $  17,244
Long-term debt, less current maturities..................................................       27,208     14,760
Deferred income taxes and other liabilities..............................................        4,189      4,079
Stockholders' equity.....................................................................       53,536     47,344
                                                                                           -----------  ---------
                                                                                           $   108,967  $  83,427
                                                                                           -----------  ---------
                                                                                           -----------  ---------

PCI SERVICES, INC. -- CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                             -------------------------------------
                                                                                1995         1994         1993
                                                                             -----------  -----------  -----------
                                                                                         (IN THOUSANDS)
Net revenue................................................................  $   129,785  $   121,177  $   111,272
Cost of goods sold.........................................................      101,586       96,092       86,932
                                                                             -----------  -----------  -----------
Gross profit...............................................................       28,199       25,085       24,340
Operating expenses.........................................................       18,554       17,561       15,344
                                                                             -----------  -----------  -----------
Income before income tax expense...........................................        9,645        7,524        8,996
Income tax expense.........................................................        4,073        2,168        2,841
                                                                             -----------  -----------  -----------
Net income.................................................................  $     5,572  $     5,356  $     6,155
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

NOTE R -- RESTRUCTURING CHARGE

     In the first quarter of fiscal 1996, the Company recorded a restructuring charge of $2.0 million for employee severance costs incurred in connection with a plan approved by the Board of Directors to downsize corporate functions and consolidate certain activities with the operations of MEDIQ/PRN. The plan results in the termination of 29 employees in fiscal 1996. The Company anticipates reductions in corporate expenses of approximately $1.3 million in 1996 and $2.0 million annually thereafter as a result of the downsizing and consolidation of corporate activities.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

INCORPORATED BY REFERENCE

       The information called for by Item 10 'Directors and Executive Officers of the Registrant', Item 11 'Executive Compensation', Item 12 'Security Ownership of Certain Beneficial Owners and Management' and Item 13 'Certain Relationships and Related Transactions' is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held March 5, 1996, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)     Financial Statements and Supplementary Data

                    Report of Independent Auditors                           16
                    Consolidated Statements of Operations                    17
                    Consolidated Balance Sheets                              18
                    Consolidated Statements of Stockholders' Equity          19
                    Consolidated Statements of Cash Flows                    20
                    Notes to Consolidated Financial Statements            21-35

           The response to this portion of Item 14 is submitted as a separate section of this report.

(a)(2)     Financial Statement Schedules
           Included in Part IV of this report:
           Schedule I --   Condensed Financial Information of Registrant
           Schedule II --  Valuation and Qualifying Accounts and Reserves
           Other Schedules are omitted because of the absence of conditions under which they are required.

(a)(3)     Exhibits
           The exhibits are listed in the Index to Exhibits appearing below.

(b)        No reports on Form 8-K were filed in the quarter ended September 30, 1995.

(c)        Exhibits


  EXHIBIT #                      DESCRIPTION                      INCORPORATION REFERENCE OR PAGE NUMBER HEREIN
-------------  ------------------------------------------------  ------------------------------------------------
     2.1(a)    Agreement of Merger and Plan of Reorganization    Exhibit 2 to Current Report on Form 8-K filed
               among MMI Medical, Inc., MMI Acquisition          June 9, 1994.
               Subsidiary, Inc., MEDIQ and MEDIQ Equipment and
               Maintenance Services, Inc., dated May 18, 1994.


  EXHIBIT #                      DESCRIPTION                      INCORPORATION REFERENCE OR PAGE NUMBER HEREIN
-------------  ------------------------------------------------  ------------------------------------------------
     2.1(b)    Amendment No. 1 to Agreement of Merger and Plan   Filed herewith.
               of Reorganization dated October 24, 1995 by and
               among MMI Medical, Inc., MMI Acquisition
               Subsidiary, Inc., MEDIQ and MEDIQ Equipment and
               Maintenance Services, Inc.

     2.2(a)    Asset Purchase Agreement dated August 23, 1994    Exhibit 2.1 to Current Report on Form 8-K filed
               by and among Kinetic Concepts, Inc., KCI          October 14, 1994.
               Therapeutic Services, Inc., MEDIQ, PRN Holdings,
               Inc. and MEDIQ/PRN Life Support Services-I, Inc.

     2.2(b)    Amendment No. 1 to Asset Purchase Agreement       Exhibit 2.2 to Current Report on Form 8-K filed
               dated September 30, 1994 by and among Kinetic     October 14, 1994.
               Concepts, Inc., KCI Therapeutic Services, Inc.,
               MEDIQ, PRN Holdings, Inc., and MEDIQ/PRN Life
               Support Services-I, Inc.

        2.3    Agreement and Plan of Merger dated April 7, 1995  Filed herewith.
               by and among MEDIQ, MEDIFAC, Inc., MEDIFAC
               Acquisition, Inc., and MEDIFAC Holdings, Inc.

        2.4    Asset Purchase Agreement dated August 11, 1995,   Filed herewith.
               by and among MEDIQ Imaging Services, Inc.,
               American Cardiovascular Imaging Labs, Inc.,
               Southern Diagnostic, Inc., and NMC Diagnostic
               Services, Inc.

        3.1    Certificate of Incorporation.                     Filed herewith.

        3.2    By-Laws.                                          Filed herewith.

        4.1    Indenture dated as of June 1, 1986 between MEDIQ  Exhibit 4.1 to S-2 Registration Statement No.
               and Mellon Bank, N.A. for 7.25% Convertible       33-5089 originally filed on May 2, 1986, as
               Subordinated Debentures due 2006.                 amended.

        4.2    7.25% Convertible Subordinated Debenture due      Exhibit 4.2 to S-2 Registration Statement No.
               2006.                                             33-5089 originally filed on May 2, 1986, as
                                                                 amended.

        4.3    Indenture dated as of July 1, 1993 between MEDIQ  Exhibit 4.1 to S-2 Registration Statement No.
               and First Fidelity Bank, N.A. for 7.5%            33-61724 originally filed on April 28, 1993, as
               Exchangeable Subordinated Debentures due 2003.    amended.

        4.4    7.5% Exchangeable Subordinated Debentures due     Exhibit 4.2 to S-2 Registration Statement No.
               2003.                                             33-61724 originally filed on April 28, 1993, as
                                                                 amended.


  EXHIBIT #                      DESCRIPTION                      INCORPORATION REFERENCE OR PAGE NUMBER HEREIN
-------------  ------------------------------------------------  ------------------------------------------------
     4.5(a)    Warrant Agreement, dated as of May 29, 1992       Exhibit 4.5 to Form S-1 Registration Statement
               among MEDIQ, MEDIQ/PRN Life Support Services,     of MEDIQ/PRN Life Support Services, Inc. (File
               Inc. and Internationale Nederlanden Bank, N.V.,   No. 33-47787), originally Filed on May 8, 1992,
               New York Branch.                                  as amended.

     4.5(b)    Warrant issued to Internationale Nederlanden      Exhibit 4.6 to the Form S-1 Registration
               (US) Finance Corporation                          Statement of MEDIQ/PRN Life Support Services,
                                                                 Inc. (File No. 33-47787), originally Filed on
                                                                 May 8, 1992, as amended.

     4.6(a)    Promissory Note dated September 30, 1994 in the   Exhibit 4.4 to Current Report on Form 8-K filed
               principal amount of $2,956,957 payable by         on October 14, 1994.
               MEDIQ/PRN Life Support Services-I, Inc. to the
               order of KCI Therapeutic Services, Inc.

     4.6(b)    Promissory Note dated September 30, 1994 in the   Exhibit 4.5 to Current Report on Form 8-K filed
               principal amount of $5,835,707 payable by         on October 14, 1994.
               MEDIQ/PRN Life Support Services, Inc. to the
               order of KCI Therapeutic Services, Inc.

     4.6(c)    Negative Covenants Agreement dated September 30,  Exhibit 4.6 to Current Report on Form 8-K filed
               1994 by and among Kinetic Concepts, Inc., KCI     on October 14, 1994.
               Therapeutic Services, Inc., MEDIQ/PRN Holdings,
               Inc. and MEDIC/PRN Life Support Services-I, Inc.

     4.6(d)    Guaranty Agreement dated September 30, 1994 made  Exhibit 4.7 to Current Report on Form 8-K filed
               by PRN Holdings, Inc. in favor of KCI             on October 14, 1994.
               Therapeutic Services, Inc.

     4.6(e)    Guaranty Agreement dated September 30, 1994 made  Exhibit 4.8 to Current Report on Form 8-K filed
               by MEDIQ Incorporated in favor of KCI             on October 14, 1994.
               Therapeutic Services, Inc.

     4.7(a)    Loan and Security Agreement by and between        Exhibit 4.9 to Current Report on Form 8-K filed
               Congress Financial Corporation and MEDIQ/PRN      on October 14, 1994.
               Life Support Services-I, Inc. dated September
               30, 1994.

     4.7(b)    Amendment No. 1 to Loan and Security Agreement    Filed herewith.
               by and between Congress Financial Corporation
               and MEDIQ/PRN Life Support Services-I, Inc.
               dated December 31, 1995.

     4.8(a)    PRN Holdings, Inc. Note Agreement, dated as of    Exhibit 4.10 to Current Report on Form 8-K filed
               September 30, 1994 RE: $10,000,000 Senior         on October 14, 1994.
               Subordinated Notes due October 1, 2004 and
               Warrants to Purchase Common Stock.


  EXHIBIT #                      DESCRIPTION                      INCORPORATION REFERENCE OR PAGE NUMBER HEREIN
-------------  ------------------------------------------------  ------------------------------------------------
     4.8(b)    Form of Warrant to Purchase Shares of Common      Exhibit 4.11 to Current Report on Form 8-K filed
               Stock of PRN Holdings, Inc.                       on October 14, 1994.

               *Miscellaneous long-term debt instruments and credit facility agreements of the Company, under which the underlying authorized debt is equal to less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis, may not be filed as exhibits to this report. The
               Company agrees to furnish to the Commission, upon request, copies of any such unfiled instruments.

       10.6    MEDIQ Executive Security Plan.                    Filed herewith.

       10.7    1987 Stock Option Plan.                           Filed herewith.

       10.8    Employment contract with Michael F. Sandler       Filed herewith.
               dated as of June 26, 1995.

       10.9    Employment contract with Thomas E. Carroll dated  Filed herewith.
               as of April 27, 1995.

      10.10    Employment contract with Jay M. Kaplan dated as   Filed herewith.
               of June 20, 1995.

         11    Statement re computation of per share earnings.   Filed herewith.

         21    Subsidiaries of the Registrant.                   Filed herewith.

         23    Consent of Deloitte & Touche LLP                  Filed herewith.

         27    Financial Data Schedule                           Filed herewith.

       99.1    Financial Statements of PCI Services, Inc.        Items 8 and 14 of the Annual Report on Form 10-K
               (approximately 47% owned by MEDIQ as of           of PCI Services, Inc. for the fiscal year ended
               September 30, 1995).                              September 30, 1995. (File No. 0-197595).

       99.2    Financial Statements of NutraMax Products, Inc.   Items 8 and 14 of the Annual Report on Form 10-K
               (approximately 47% owned by MEDIQ as of           of NutraMax Products, Inc. for the fiscal year
               September 30, 1995).                              ended September 30, 1995. (File No. 0-18671).

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

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                                   SCHEDULE I
                       CONDENSED STATEMENTS OF OPERATIONS
                              (REGISTRANT - ONLY)
                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                   1995       1994       1993
                                                                                 ---------  ---------  ---------
                                                                                         (IN THOUSANDS)
Revenues:
   Management fees.............................................................. $   3,930  $   6,770  $   9,454
   Other........................................................................       953      1,111      2,874
                                                                                 ---------  ---------  ---------
                                                                                     4,883      7,881     12,328
 Other (income) and expenses:
   General and administrative...................................................     7,738      6,880      8,118
   Depreciation and amortization................................................       374        438        934
   Interest expense.............................................................     7,801      7,518      7,635
   Interest income..............................................................    (5,002)    (4,621)    (4,134)
   (Earnings) losses from unconsolidated subsidiaries and affiliates, net of
     taxes.....................................................................     (9,635)     1,364     (3,114)
   Other -- net.................................................................        73     (1,478)    (3,268)
                                                                                 ---------  ---------  ---------
                                                                                     1,349     10,101      6,171
                                                                                 ---------  ---------  ---------
Income (Loss) from Continuing Operations before Income Taxes and Extraordinary
 Charge.......................................................................       3,534     (2,220)     6,157
Income Tax Benefit.............................................................       (670)       (96)      (573)
                                                                                 ---------  ---------  ---------
Income (Loss) from Continuing Operations before Extraordinary Charge...........      4,204     (2,124)     6,730
Discontinued Operations (1)....................................................     (9,151)    (5,194)    (2,481)
                                                                                 ---------  ---------  ---------
Income (Loss) before Extraordinary Charge......................................     (4,947)    (7,318)     4,249
Extraordinary Charge, Early Retirement of Debt ................................         --         --       (953)
                                                                                 ---------  ---------  ---------
Net Income (Loss)..............................................................  $  (4,947) $  (7,318) $   3,296
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Earnings Per Share:
   Income (Loss) from:
     Continuing Operations.....................................................  $     .17  $    (.09) $     .28
     Discontinued Operations (1)...............................................       (.37)      (.21)      (.10)
                                                                                 ---------  ---------  ---------
   Income (Loss) before Extraordinary Charge....................................      (.20)      (.30)       .18
   Extraordinary Charge.........................................................        --         --       (.04)
                                                                                 ---------  ---------  ---------
   Net Income (Loss)............................................................  $   (.20) $    (.30) $     .14
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

------------------

(1) Loss from discontinued operations does not agree to the consolidated statements of operations because the respective management fees and intercompany interest of discontinued operations have not been eliminated.

                            See Notes to Schedule I

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                                   SCHEDULE I
                            CONDENSED BALANCE SHEETS
                              (REGISTRANT - ONLY)
                    YEARS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                                               SEPTEMBER 30,
                                                                                          ------------------------
                                                                                             1995         1994
                                                                                          -----------  -----------
                                                                                              (IN THOUSANDS)

ASSETS

Current Assets:
  Cash..................................................................................  $       926  $       166
  Accounts receivable...................................................................          976          303
  Deferred income taxes.................................................................        2,287          867
  Investment in discontinued operations.................................................       19,009           --
  Other current assets..................................................................        1,000        2,496
                                                                                          -----------  -----------
           Total Current Assets.........................................................       24,198        3,832
Investments in unconsolidated subsidiaries and affiliates...............................       89,931       76,012
Investment in discontinued operations...................................................        8,061       61,573
Note receivable -- MHM..................................................................       10,733       11,500
Deferred income taxes...................................................................       17,106       13,720
Goodwill................................................................................          638          656
Other assets............................................................................        9,517       10,272
                                                                                          -----------  -----------
Total Assets............................................................................  $   160,184  $   177,565
                                                                                          -----------  -----------
                                                                                          -----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable to financial institutions...............................................  $        --  $     1,000
  Accounts payable......................................................................          467          513
  Accrued expenses......................................................................       10,650       12,608
  Other current liabilities.............................................................           --          723
  Current portion of long-term debt.....................................................       23,067        1,277
                                                                                          -----------  -----------
           Total Current Liabilities....................................................       34,184       16,121
Senior debt.............................................................................        1,815       15,649
Subordinated debt.......................................................................       63,729       86,229
Advances from unconsolidated subsidiaries...............................................       25,052       19,498
Other liabilities.......................................................................        3,887        3,788
Stockholders' Equity:
  Preferred stock.......................................................................        3,376        3,408
  Common stock..........................................................................       19,127       19,064
  Additional paid-in capital............................................................       22,124       22,357
  Accumulated deficit...................................................................       (6,067)      (1,120)
  Treasury stock........................................................................       (7,043)      (7,429)
                                                                                          -----------  -----------
           Total Stockholders' Equity...................................................       31,517       36,280
                                                                                          -----------  -----------
Total Liabilities and Stockholders' Equity..............................................  $   160,184  $   177,565
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                            See Notes to Schedule I

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                                   SCHEDULE I
                       CONDENSED STATEMENTS OF CASH FLOWS
                              (REGISTRANT - ONLY)
                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                   1995       1994       1993
                                                                                 ---------  ---------  ---------
                                                                                         (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)..............................................................  $  (4,947) $  (7,318) $   3,296
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities.........................................................      5,702     10,681    (19,419)
                                                                                 ---------  ---------  ---------
  Net cash provided by (used in) operating activities..........................        755      3,363    (16,123)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of discontinued operations,
  subsidiaries and assets......................................................     27,498      1,672      8,667
Net cash provided by (used in) discontinued operations, equity investments and
  unconsolidated subsidiaries..................................................    (13,028)   (11,557)     9,529
Purchase of property, plant and equipment......................................         (5)      (135)    (2,421)
Other..........................................................................        900       (138)    (3,099)
                                                                                 ---------  ---------  ---------
  Net cash provided by (used in) investing activities..........................     15,365    (10,158)    12,676

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings.....................................................................        230     10,634     34,646
Debt repayments................................................................    (15,774)   (13,642)   (19,623)
Dividends......................................................................         --     (2,722)    (1,903)
Proceeds from exercise of stock options........................................        184        398        642
                                                                                 ---------  ---------  ---------
  Net cash provided by (used in) financing activities..........................    (15,360)    (5,332)    13,762
Increase (decrease) in cash....................................................        760    (12,127)    10,315
Cash
  Beginning balance............................................................        166     12,293      1,978
                                                                                 ---------  ---------  ---------
  Ending balance...............................................................  $     926  $     166  $  12,293
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Supplemental disclosure of cash flow information:
  Interest paid................................................................  $   7,836  $   7,841  $   8,218
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
  Income taxes paid (refunded).................................................  $       5  $  (2,801) $  (1,727)
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

                            See Notes to Schedule I

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                                   SCHEDULE I
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (REGISTRANT - ONLY)

NOTE A -- DEBT


                                                                               YEAR ENDED SEPTEMBER 30,
                                                                               ------------------------
                                                                                  1995         1994
                                                                               -----------  -----------
                                                                                   (IN THOUSANDS)

Senior recourse debt:
  Revolving credit facility..................................................  $       567  $    11,147
  Term loan payable at rates ranging from prime (8.75% at September 30, 1995)
     to 12%..................................................................        1,815        1,862
  Mortgage payable...........................................................           --        3,917

Subordinated debt:
  7.5% exchangeable subordinated debentures due 2003.........................       34,500       34,500
  7.25% convertible subordinated debentures due in 2006......................       51,729       51,729
                                                                               -----------  -----------
                                                                                    88,611      103,155
Current portion..............................................................      (23,067)      (1,277)
                                                                               -----------  -----------
                                                                               $    65,544  $   101,878
                                                                               -----------  -----------
                                                                               -----------  -----------

     Maturities of long term debt at September 30, 1995 are as follows:

1996..........................................................      $23,067
1997..........................................................       22,500
1998..........................................................        6,729
1999..........................................................           --
2000..........................................................           --
Thereafter....................................................       36,315
                                                                -----------
                                                                    $88,611
                                                                -----------
                                                                -----------

     Certain of the Registrant's loan agreements require the maintenance of specified financial ratios and impose financial and dividend limitations. The terms of one of the Registrant's indentures currently limits the payment of future dividends or the purchase of the Registrant's stock to approximately $5 million in the aggregate as of September 30, 1995. At September 30, 1995, the Registrant complied with these ratios and limitations, as amended.

NOTE B -- DIVIDENDS FROM UNCONSOLIDATED SUBSIDIARIES AND AFFILIATES

     There were no cash dividends received by the Registrant from unconsolidated subsidiaries and affiliates for the fiscal years ended September 30, 1995 and 1994.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                                  SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
                                 (IN THOUSANDS)


------------------------------------------------------------------------------------------------------------------

                    COL. A                        COL. B                 COL. C                COL. D       COL. E
------------------------------------------------------------------------------------------------------------------

                                                                       ADDITIONS

                                                BALANCE AT   CHARGED TO          (1)                      BALANCE AT
                                                 BEGINNING    COSTS AND      CHARGED TO          (2)        END OF
                 DESCRIPTION                     OF PERIOD    EXPENSES     OTHER ACCOUNTS    DEDUCTIONS     PERIOD
------------------------------------------------------------------------------------------------------------------

Year ended September 30, 1995:
     Allowance for doubtful accounts..........   $   2,195    $     993      $        --      $     981    $   2,207
                                                -----------  -----------  -----------------  -----------  -----------
                                                -----------  -----------  -----------------  -----------  -----------
Year ended September 30, 1994:
     Allowance for doubtful accounts..........   $   1,968    $     984      $       246      $   1,003    $   2,195
                                                -----------  -----------  -----------------  -----------  -----------
                                                -----------  -----------  -----------------  -----------  -----------
Year ended September 30, 1993:
     Allowance for doubtful accounts..........   $   3,975    $   1,809      $       723      $   4,539    $   1,968
                                                -----------  -----------  -----------------  -----------  -----------
                                                -----------  -----------  -----------------  -----------  -----------

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

Dated: January 11, 1996             MEDIQ Incorporated

                                          By: /s/ THOMAS E. CARROLL
                                             ----------------------------------
                                             Thomas E. Carroll
                                             President and Chief Executive
                                             Officer

                                          By: /s/ MICHAEL F. SANDLER
                                              ---------------------------------
                                             Michael F. Sandler
                                             Senior Vice President -- Finance,
                                             Treasurer and Chief Financial
                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                 SIGNATURE                                       TITLE                              DATE
--------------------------------------------  --------------------------------------------  ---------------------
/s/ THOMAS E. CARROLL                         Director, Chief Executive Officer and             January 11, 1996
------------------------------------------    President
Thomas E. Carroll

/s/ MICHAEL F. SANDLER                        Director and Chief Financial Officer              January 11, 1996
------------------------------------------
Michael F. Sandler

/s/ SHELDON M. BONOVITZ                       Director                                          January 11, 1996
------------------------------------------
Sheldon M. Bonovitz

/s/ LIONEL H. FELZER                          Director                                          January 11, 1996
------------------------------------------
Lionel H. Felzer

/s/ MARK S. LEVITAN                           Director                                          January 11, 1996
------------------------------------------
Mark S. Levitan

------------------------------------------    Director                                          January __, 1996
H. Scott Miller

/s/ MICHAEL J. ROTKO                          Chairman of the Board and Director                January 11, 1996
------------------------------------------
Michael J. Rotko

/s/ JACOB SHIPON                              Vice Chairman of the Board and Director           January 11, 1996
------------------------------------------
Jacob Shipon

------------------------------------------    Director                                          January __, 1996
Bernard J. Korman

                                 EXHIBIT INDEX



  EXHIBIT #                      DESCRIPTION                      INCORPORATION REFERENCE OR PAGE NUMBER HEREIN
-------------  ------------------------------------------------  ------------------------------------------------
     2.1(a)    Agreement of Merger and Plan of Reorganization    Exhibit 2 to Current Report on Form 8-K filed
               among MMI Medical, Inc., MMI Acquisition          June 9, 1994.
               Subsidiary, Inc., MEDIQ and MEDIQ Equipment and
               Maintenance Services, Inc., dated May 18, 1994.

     2.1(b)    Amendment No. 1 to Agreement of Merger and Plan   Filed herewith.
               of Reorganization dated October 24, 1995 by and
               among MMI Medical, Inc., MMI Acquisition
               Subsidiary, Inc., MEDIQ and MEDIQ Equipment and
               Maintenance Services, Inc.

     2.2(a)    Asset Purchase Agreement dated August 23, 1994    Exhibit 2.1 to Current Report on Form 8-K filed
               by and among Kinetic Concepts, Inc., KCI          October 14, 1994.
               Therapeutic Services, Inc., MEDIQ, PRN Holdings,
               Inc. and MEDIQ/PRN Life Support Services-I, Inc.

     2.2(b)    Amendment No. 1 to Asset Purchase Agreement       Exhibit 2.2 to Current Report on Form 8-K filed
               dated September 30, 1994 by and among Kinetic     October 14, 1994.
               Concepts, Inc., KCI Therapeutic Services, Inc.,
               MEDIQ, PRN Holdings, Inc., and MEDIQ/PRN Life
               Support Services-I, Inc.

        2.3    Agreement and Plan of Merger dated April 7, 1995  Filed herewith.
               by and among MEDIQ, MEDIFAC, Inc., MEDIFAC
               Acquisition, Inc., and MEDIFAC Holdings, Inc.

        2.4    Asset Purchase Agreement dated August 11, 1995,   Filed herewith.
               by and among MEDIQ Imaging Services, Inc.,
               American Cardiovascular Imaging Labs, Inc.,
               Southern Diagnostic, Inc., and NMC Diagnostic
               Services, Inc.

        3.1    Certificate of Incorporation.                     Filed herewith.

        3.2    By-Laws.                                          Filed herewith.

        4.1    Indenture dated as of June 1, 1986 between MEDIQ  Exhibit 4.1 to S-2 Registration Statement No.
               and Mellon Bank, N.A. for 7.25% Convertible       33-5089 originally filed on May 2, 1986, as
               Subordinated Debentures due 2006.                 amended.

        4.2    7.25% Convertible Subordinated Debenture due      Exhibit 4.2 to S-2 Registration Statement No.
               2006.                                             33-5089 originally filed on May 2, 1986, as
                                                                 amended.

        4.3    Indenture dated as of July 1, 1993 between MEDIQ  Exhibit 4.1 to S-2 Registration Statement No.
               and First Fidelity Bank, N.A. for 7.5%            33-61724 originally filed on April 28, 1993, as
               Exchangeable Subordinated Debentures due 2003.    amended.

        4.4    7.5% Exchangeable Subordinated Debentures due     Exhibit 4.2 to S-2 Registration Statement No.
               2003.                                             33-61724 originally filed on April 28, 1993, as
                                                                 amended.

  EXHIBIT #                      DESCRIPTION                      INCORPORATION REFERENCE OR PAGE NUMBER HEREIN
-------------  ------------------------------------------------  ------------------------------------------------
     4.5(a)    Warrant Agreement, dated as of May 29, 1992       Exhibit 4.5 to Form S-1 Registration Statement
               among MEDIQ, MEDIQ/PRN Life Support Services,     of MEDIQ/PRN Life Support Services, Inc. (File
               Inc. and Internationale Nederlanden Bank, N.V.,   No. 33-47787), originally Filed on May 8, 1992,
               New York Branch.                                  as amended.

     4.5(b)    Warrant issued to Internationale Nederlanden      Exhibit 4.6 to the Form S-1 Registration
               (US) Finance Corporation                          Statement of MEDIQ/PRN Life Support Services,
                                                                 Inc. (File No. 33-47787), originally Filed on
                                                                 May 8, 1992, as amended.

     4.6(a)    Promissory Note dated September 30, 1994 in the   Exhibit 4.4 to Current Report on Form 8-K filed
               principal amount of $2,956,957 payable by         on October 14, 1994.
               MEDIQ/PRN Life Support Services-I, Inc. to the
               order of KCI Therapeutic Services, Inc.

     4.6(b)    Promissory Note dated September 30, 1994 in the   Exhibit 4.5 to Current Report on Form 8-K filed
               principal amount of $5,835,707 payable by         on October 14, 1994.
               MEDIQ/PRN Life Support Services, Inc. to the
               order of KCI Therapeutic Services, Inc.

     4.6(c)    Negative Covenants Agreement dated September 30,  Exhibit 4.6 to Current Report on Form 8-K filed
               1994 by and among Kinetic Concepts, Inc., KCI     on October 14, 1994.
               Therapeutic Services, Inc., MEDIQ/PRN Holdings,
               Inc. and MEDIC/PRN Life Support Services-I, Inc.

     4.6(d)    Guaranty Agreement dated September 30, 1994 made  Exhibit 4.7 to Current Report on Form 8-K filed
               by PRN Holdings, Inc. in favor of KCI             on October 14, 1994.
               Therapeutic Services, Inc.

     4.6(e)    Guaranty Agreement dated September 30, 1994 made  Exhibit 4.8 to Current Report on Form 8-K filed
               by MEDIQ Incorporated in favor of KCI             on October 14, 1994.
               Therapeutic Services, Inc.

     4.7(a)    Loan and Security Agreement by and between        Exhibit 4.9 to Current Report on Form 8-K filed
               Congress Financial Corporation and MEDIQ/PRN      on October 14, 1994.
               Life Support Services-I, Inc. dated September
               30, 1994.

     4.7(b)    Amendment No. 1 to Loan and Security Agreement    Filed herewith.
               by and between Congress Financial Corporation
               and MEDIQ/PRN Life Support Services-I, Inc.
               dated December 31, 1995.

     4.8(a)    PRN Holdings, Inc. Note Agreement, dated as of    Exhibit 4.10 to Current Report on Form 8-K filed
               September 30, 1994 RE: $10,000,000 Senior         on October 14, 1994.
               Subordinated Notes due October 1, 2004 and
               Warrants to Purchase Common Stock.

  EXHIBIT #                      DESCRIPTION                      INCORPORATION REFERENCE OR PAGE NUMBER HEREIN
-------------  ------------------------------------------------  ------------------------------------------------
     4.8(b)    Form of Warrant to Purchase Shares of Common      Exhibit 4.11 to Current Report on Form 8-K filed
               Stock of PRN Holdings, Inc.                       on October 14, 1994.

               *Miscellaneous long-term debt instruments and credit facility agreements of the Company, under which the underlying authorized debt is equal to less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis, may not be filed as exhibits to this report. The
               Company agrees to furnish to the Commission, upon request, copies of any such unfiled instruments.

    10.6       MEDIQ Executive Security Plan.                    Filed herewith.

    10.7       1987 Stock Option Plan.                           Filed herewith.

    10.8       Employment contract with Michael F. Sandler       Filed herewith.
               dated as of June 26, 1995.

    10.9       Employment contract with Thomas E. Carroll dated  Filed herewith.
               as of April 27, 1995.

    10.10      Employment contract with Jay M. Kaplan dated as   Filed herewith.
               of June 20, 1995.

    11         Statement re computation of per share earnings.   Filed herewith.

    21         Subsidiaries of the Registrant.                   Filed herewith.

    23         Consent of Deloitte & Touche LLP                  Filed herewith.

    27         Financial Data Schedule                           Filed herewith.

    99.1       Financial Statements of PCI Services, Inc.        Items 8 and 14 of the Annual Report on Form 10-K
               (approximately 47% owned by MEDIQ as of           of PCI Services, Inc. for the fiscal year ended
               September 30, 1995).                              September 30, 1995. (File No. 0-197595).

    99.2       Financial Statements of NutraMax Products, Inc.   Items 8 and 14 of the Annual Report on Form 10-K
               (approximately 47% owned by MEDIQ as of           of NutraMax Products, Inc. for the fiscal year
               September 30, 1995).                              ended September 30, 1995. (File No. 0-18671).