Form 10-Q
period 1995-12-31
MEDIQ INC
filed 1996-02-14
CIK 350920

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ---------------------------------

                                   FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarter ended: December 31, 1995         Commission File Number: 1-8147

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

As of February 9, 1996, there were 18,377,193 shares of Common Stock, par value $1.00 per share and 6,349,928 shares of Preferred Stock, par value $.50 per share, outstanding.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                        Quarter Ended December 31, 1995

                                     INDEX


                                                            Page
                                                           Number

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements.

 Condensed Consolidated Statements of Operations-
 Three Months Ended December 31, 1995 and 1994
 (Unaudited)                                                    4

 Condensed Consolidated Balance Sheets-
 December 31, 1995 (Unaudited) and
 September 30, 1995                                             5

 Condensed Consolidated Statements of Cash Flows-
 Three Months Ended December 31, 1995 and 1994
 (Unaudited)                                                    6

 Notes to Condensed Consolidated Financial
 Statements (Unaudited)                                       7-9

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.   10-12

PART II. OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K.                   13

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                        Quarter Ended December 31, 1995




                         PART I. FINANCIAL INFORMATION

                         Item 1. Financial Statements.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)



                                                          Three Months Ended
                                                              December 31,
                                                          ------------------

                                                            1995         1994
                                                            ----         ----
Revenues                                                  $ 32,093     $ 31,842

Costs and expenses:
  Operating                                                 14,128       13,821
  Selling and administrative                                 5,430        6,242
  Restructuring                                              2,200         --
  Depreciation and amortization                              7,499        7,103
                                                            ------       ------
                                                            29,257       27,166
                                                            ------       ------

Operating income                                             2,836        4,676

Other (charges) credits:
  Interest expense                                          (6,635)      (7,403)
  Equity in earnings of unconsolidated affiliates            1,517        1,071
  Other - net                                                  414          430
                                                            ------       ------
Loss from continuing operations before
  income taxes and extraordinary item                       (1,868)      (1,226)

Income tax benefit                                            (500)        (610)
                                                            ------       ------
Loss from continuing operations before
  discontinued operations and extraordinary item            (1,368)        (616)

Discontinued operations                                       --            405

Extraordinary item - early retirement
  of debt (net of taxes)                                     1,001         --
                                                            ------       ------
Net loss                                                    $ (367)      $ (211)
                                                            ======       ======
Earnings per share:
    Loss from continuing operations                         $ (.05)      $ (.03)
    Discontinued operations                                   --            .02
    Extraordinary item                                         .04         --
                                                            ------       ------
    Net loss                                                $ (.01)      $ (.01)
                                                            ======       ======
Weighted average shares outstanding                         24,581       24,447
                                                            ======       ======



            See Notes to Condensed Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                        Dec. 31,      Sept. 30,
                                                          1995           1995
                                                          ----           ----
                                                       (Unaudited)    (See Note)

                                     Assets
Current assets:
  Cash                                                  $  1,803        $  2,966
  Accounts receivable - net                               31,806          27,884
  Investment in discontinued operations                   18,529          19,009
  Inventories                                              4,726           4,181
  Deferred income taxes                                    3,933           4,310
  Other current assets                                     3,137           5,095
                                                        --------        --------
 Total current assets                                     63,934          63,445

Investments in unconsolidated affiliates                  44,609          43,092
Investment in discontinued operations                      8,135           8,061
Note receivable from MHM                                  10,542          10,733
Property, plant and equipment - net                      133,883         132,823
Goodwill - net                                            60,818          61,744
Other assets                                              14,050          14,272
                                                        --------        --------
Total assets                                            $335,971        $334,170
                                                        ========        ========

                      Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable to financial institutions               $ 12,325        $   --
  Accounts payable                                         8,266           6,694
  Accrued expenses                                        26,104          20,691
  Current portion of long-term debt                       34,751          37,300
                                                        --------        --------
 Total current liabilities                                81,446          64,685

Senior debt                                              134,666         136,949
Subordinated debt                                         70,931          81,907
Deferred income taxes and other liabilities               17,778          19,112

Stockholders' equity                                      31,150          31,517
                                                        --------        --------
Total liabilities and stockholders' equity              $335,971        $334,170
                                                        ========        ========



Note: The balance sheet at September 30, 1995 has been condensed from the audited financial statements at that date.

            See Notes to Condensed Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                                     Three Months Ended
                                                                         December 31,
                                                                     ------------------
                                                                     1995           1994
                                                                     ----           ----
Cash flows from operating activities:
    Net loss                                                       $   (367)      $   (211)
    Adjustments to reconcile net loss to
      net cash provided by operating activities                       4,188          1,109
                                                                   --------       --------
    Net cash provided by operating activities                         3,821            898

Cash flows from investing activities:
    Proceeds from sale of equipment and other assets                    824            469
    Proceeds from sale of discontinued operations                     1,500           --
    Purchase of equipment                                            (4,968)        (1,807)
    Other                                                              (283)           125
                                                                   --------       --------
    Net cash used in investing activities                            (2,927)        (1,213)

Cash flows from financing activities:
    Borrowings                                                       12,042          3,019
    Debt repayments                                                 (14,099)        (3,984)
                                                                   --------       --------
    Net cash used in financing activities                            (2,057)          (965)
                                                                   --------       --------

Decrease in cash                                                     (1,163)        (1,280)

Cash:
    Beginning balance                                                 2,966          1,495
                                                                   --------       --------
    Ending balance                                                 $  1,803       $    215
                                                                   ========       ========

Supplemental disclosure of cash flow information:

    Interest paid                                                  $  3,838       $  4,375
                                                                   ========       ========
Supplemental disclosure of non-cash investing and
  financing activities:

    Equipment financed with long-term debt and capital leases      $  2,740       $  1,936
                                                                   ========       ========



            See Notes to Condensed Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note A - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of December 31, 1995 and the condensed consolidated statements of operations and cash flows for the three months ended December 31, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1995 Annual Report on Form 10-K. The results of operations for the period ended December 31, 1995 are not necessarily indicative of the operating results for the full year.

Note B - Discontinued Operations

In the second quarter of fiscal 1995, the Company adopted a plan to sell four non-core businesses, Medifac, Inc., Health Examinetics, Inc., MEDIQ Mobile X-Ray Services, Inc. and MEDIQ Imaging Services, Inc., within twelve months. During fiscal 1995, the Company sold Medifac and MEDIQ Imaging Services. In the fourth quarter, the Company revised the plan to include the operations of HealthQuest, Inc., which is anticipated to be sold in fiscal 1996. As a result, operating results and net assets of these businesses have been reported as discontinued operations. Discontinued operations also include the Company's equity investment in InnoServ Technologies, Inc. ("InnoServ", formerly MMI Medical, Inc.), which is anticipated to be distributed to the Company's shareholders during fiscal 1996. The Company's prior year consolidated financial statements have been restated to report the net assets and operating results of these businesses as discontinued operations.

The Company anticipates that the disposal of Mobile X-Ray, Health Examinetics and HealthQuest will be completed in fiscal 1996. The estimated loss on the sale of these operations was recorded in fiscal 1995.

The investment in discontinued operations as of December 31, 1995 consisted of (in thousands):

  Current assets                                 $13,168
  Current liabilities                              9,197
                                                 -------
  Net current assets                               3,971
  Net fixed assets                                 4,933
  Other noncurrent assets                          9,625
                                                 -------
                                                  18,529
  Investment in InnoServ                           8,135
                                                 -------
                                                 $26,664
                                                 =======


The investment in InnoServ, which is expected to be distributed to the Company's shareholders in the form of a dividend, is classified as a long-term asset.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note B - Discontinued Operations (Continued)

Revenues from discontinued operations were $9.8 million and $19.1 million in the first quarter of fiscal 1996 and 1995, respectively.

Note C - Inventories

Inventories, which consist primarily of repair parts for rental equipment and finished goods held for sale, are stated at the lower of cost (first-in, first-out method) or market.

Note D - Investments in Unconsolidated Affiliates

As of December 31, 1995, the Company's ownership interests in NutraMax Products, Inc. and PCI Services, Inc. were 47.4% and 46.9%, respectively.

Summarized income statement information for NutraMax and PCI is presented below.

NutraMax Products, Inc.

                                                    Thirteen Weeks Ended
                                              ---------------------------------
                                              Dec. 30,                 Dec. 31,
                                                1995                     1994
                                              --------                 --------
Net sales                                    $18,148,000             $15,123,000
Gross profit                                   5,577,000               4,602,000
Net income                                     1,330,000               1,238,000

PCI Services, Inc.

                                               Three Months Ended December 31,
                                               -------------------------------
                                                1995                     1994
                                                ----                     ----
Net revenue                                  $37,092,000             $28,610,000
Gross profit                                   8,675,000               6,024,000
Net income                                     2,117,000               1,041,000

                      MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note E - Long-Term Debt

Under the terms of its 7.25% subordinated convertible debentures due 2006, the Company is required to offer to repurchase a portion of the debentures if stockholders' equity is $40 million or less at the end of two consecutive fiscal quarters. Since June 30, 1994, the Company's stockholders' equity has been less than $40 million. In October and November 1995, the Company repurchased an aggregate of $11.25 million of its debentures at a discount in the open market and through a private transaction, which resulted in a pretax gain of $1.5 million, or $1.0 million net of taxes. This gain was recorded as an extraordinary item in the Company's Condensed Consolidated Statement of Operations. The Company is required to either repurchase or redeem $11.25 million of debentures prior to June 30, 1996 and semi-annually thereafter until all of the debentures are repurchased or stockholders' equity is more than $40 million. As of December 31, 1995, $22.5 million of the debentures have been classified as a current liability.

In December 1995, the Company's $13.4 million revolving credit facility was extended to December 1996 and increased to $15.0 million with interest reduced to the prime rate plus 1/2%. In addition, as amended, the facility will be reduced by an amount equal to 50% of the net cash proceeds from the sale of discontinued operations and certain other assets. As of December 31, 1995, $8.7 million was outstanding under this facility which was included in Notes Payable to Financial Institutions in the Condensed Consolidated Balance Sheet.

Note F - Stock Options

In the first quarter of fiscal 1995, the Company granted stock options to acquire 100,000 and 980,000 shares of common stock at $4.00 per share and $4.53 per share, respectively, to 35 officers and managers of the Company and certain subsidiaries, including 250,000 options to Mr. Thomas E. Carroll, the Company's President and Chief Executive Officer.

Note G - Restructuring Charge

In the first quarter of fiscal 1996, the Company recorded a restructuring charge of $2.2 million for employee severance costs incurred in connection with a plan approved by the Board of Directors to downsize corporate functions and consolidate certain activities with the operations of MEDIQ/PRN. The plan is expected to result in the termination of 29 employees in fiscal 1996. The Company anticipates reductions in corporate expenses of approximately $1.3 million in 1996 and $2.0 million annually thereafter as a result of the downsizing and consolidation of corporate activities.

Note H - Subsequent Event

On January 31, 1996, SpectraCair, a 50% owned joint venture of MEDIQ/PRN, acquired certain rental assets from Bio Clinic Corporation, a subsidiary of Sunrise Medical, Inc.. These assets will expand the joint venture's business of renting air therapy bed and mattress systems throughout the United States.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the financial condition of the Company as of December 31, 1995 and results of operations for the three month periods ended December 31, 1995 and 1994. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K to which the reader is directed for additional information.

Discontinued Operations

In the second quarter of fiscal 1995, the Company adopted a plan to sell its non-core businesses: MEDIQ Mobile X-Ray Services, Inc., MEDIQ Imaging Services, Inc., Medifac, Inc., and Health Examinetics, Inc. In the fourth quarter of fiscal 1995, the Company expanded its plan to include the operations of HealthQuest, Inc. These operations, in addition to the Company's equity investment in InnoServ Technologies, Inc. (formerly MMI Medical, Inc.), which is anticipated to be distributed to the Company's shareholders in fiscal 1996, are reported as discontinued operations.

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

The Company anticipates that the disposal of Mobile X-Ray, Health Examinetics and HealthQuest will be completed in fiscal 1996.

Results of Operations

Revenues were $32.1 million for the first quarter of fiscal 1996, as compared to $31.8 million in the prior year period. MEDIQ/PRN's revenues for the first quarter of fiscal 1996 increased to $31.3 million, as compared to 1995 revenues of $30.8 million. This increase was primarily attributable to increased sales of disposables and parts and increased levels of service and reconditioning revenue. Revenues from the Company's other operating activities (before intercompany eliminations) were $839,000 in the current quarter, as compared to $933,000 in the prior year period.

Operating income decreased $1.9 million, to $2.8 million, for the first quarter of fiscal 1996, as compared to $4.7 million in the prior year period. The decrease in operating income was primarily attributable to a restructuring charge of $2.2 million for employee severance costs incurred in connection with a plan approved by the Board of Directors to downsize corporate functions and consolidate certain activities with the operations of MEDIQ/PRN. MEDIQ/PRN's operating income decreased $251,000, which was primarily attributable to increased depreciation as a result of increased levels of rental assets. Operating income from the Company's other operating activities was $92,000, which was consistent with the prior year. Corporate overhead decreased $634,000 primarily as a result of the reduction in corporate personnel in connection with the restructuring plan discussed above. The Company expects this trend of decreased corporate overhead to continue throughout fiscal 1996.

Interest expense decreased 10% to $6.6 million for the first quarter of fiscal 1996 from $7.4 million in the prior year period as a result of the repurchase of $11.25 million of subordinated convertible debentures and debt service of approximately $13.5 million of term loans related to the KCI acquisition, partially offset by the 1% increase in the interest rate related to MEDIQ/PRN's $100 million of senior secured notes.

The Company's equity in the earnings of its unconsolidated affiliates was $1.5 million, as compared to $1.1 million in the prior year period. The increase was primarily attributable to the improved operating results of PCI and NutraMax.

Revenues and operating income from discontinued operations were $9.8 million and $1.5 million, respectively, as compared to $19.1 million and $1.9 million in the prior year period. Estimated operating results from discontinued operations through the expected date of disposal were included in the estimated loss on disposal recognized in the fourth quarter of fiscal 1995.

In October and November 1995, the Company repurchased an aggregate of $11.25 million of its 7.25% subordinated convertible debentures at a discount in the open market and through a private transaction resulting in a pretax gain of $1.5 million ($1.0 million, net of taxes). This gain has been reflected as an extraordinary item in the Company's Consolidated Statement of Operations.

Income Taxes

The Company's effective tax rates were disproportionate compared to the statutory rate as a result of goodwill amortization and non-recognition of certain operating losses for state income tax purposes.

Liquidity and Capital Resources

Cash provided by operating activities was $3.8 million in the current quarter, as compared to $898,000 in the prior year period. The increase was primarily attributable to improved operating results, exclusive of the restructuring charge, and the stabilization of accounts receivable growth resulting from the KCI acquisition, partially offset by other working capital fluctuations. As of December 31, 1995, the Company had cash of $1.8 million and a working capital deficit of $17.5 million. Current liabilities include $22.5 million representing the portion of the 7.25% subordinated convertible debentures expected to be repurchased by December 31, 1996.

Net cash used in investing activities was $2.9 million, and consisted principally of capital expenditures for equipment of $5.0 million, partially offset by collections on a note receivable from the sale of discontinued operations of $1.5 million.

Net cash used in financing activities consisted of borrowings of $12.0 million and debt repayments of $14.1 million. As of December 31, 1995, the Company had $3.7 million outstanding under lines of credit aggregating $16.0 million. The amount of available credit fluctuates based upon the amount of eligible accounts receivable.

Under the terms of its 7.25% subordinated convertible debentures due 2006, the Company is required to offer to repurchase a portion of the debentures if stockholders' equity is $40 million or less at the end of two consecutive fiscal quarters. Since June 30, 1994, the Company's stockholders' equity has been less than $40 million. In October and November 1995, the Company repurchased an aggregate of $11.25 million of its debentures at a discount in the open market and through a private transaction. The Company is required to either repurchase or redeem $11.25 million of debentures prior to June 30, 1996 and semi-annually thereafter until all of the debentures are repurchased or stockholders' equity is more than $40 million. As of December 31, 1995, $22.5 million of the debentures have been classified as a current liability.

In December 1995, the Company's $13.4 million revolving credit facility was extended to December 1996 and increased to $15.0 million with interest reduced to the prime rate plus 1/2%. In addition, as amended, the facility will be reduced by an amount equal to 50% of the net cash proceeds from the sale of discontinued operations and certain other assets. As of December 31, 1995, $8.7 million was outstanding under this facility.

The Company expects that its primary sources of liquidity for operating activities will continue to be generated through cash flows from MEDIQ/PRN and the sale of discontinued operations and miscellaneous assets. The proceeds from such sales and MEDIQ/PRN's cash flows will be used to repay long-term debt. The Company believes that sufficient funds will be available from operating cash flows and the sale of assets to meet the Company's anticipated operating and capital requirements, including obligations to redeem or repurchase in the open market a portion of the 7.25% subordinated convertible debentures. In addition, the Company is currently evaluating the possibility of refinancing all or a portion of its consolidated senior and subordinated debt, but there can be no assurances that such refinancing will occur.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                        Quarter Ended December 31, 1995

PART II.  OTHER INFORMATION


  Item 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits:

  Exhibit 10 - Bernard J. Korman Severance Agreement.
  Exhibit 11 - Computation of Net Income Per Share.
  Exhibit 27 - Financial Data Schedule.

 (b) Reports on Form 8-K

  The Company filed the following report on Form 8-K during the quarter ended December 31, 1995:

  Date of Earliest Event Requiring Report:  October 19, 1995
  Date of Filing:   November 6, 1995
  Items Reported:   Item 5
  Subject:          Board of Directors accepts recommendation of its Special
                    Committee to reject the two outstanding offers to acquire the Company and terminate any further efforts to sell the Company at the present time; resignation of Bernard J.
                    Korman, President and Chief Executive Officer;
                    announcement of the election of Thomas E. Carroll as President and Chief Executive Officer of the Company.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                        Quarter Ended December 31, 1995

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        MEDIQ Incorporated
                                                       ---------------------
                                                          (Registrant)

February 14, 1996
------------------
    (Date)                                       /s/ Michael F. Sandler
                                                --------------------------
                                                Michael F. Sandler
                                                Senior Vice President - Finance
                                                and Chief Financial Officer