Form 10-K/A
period 1995-09-30
MEDIQ INC
filed 1996-03-28
CIK 350920

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------


                                  AMENDMENT TO

                                 FORM 10-K/A #2


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

                                PORTIONS AMENDED

        The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended September 30, 1995 as set forth in the pages attached hereto.


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K

            Index to Exhibits

            Exhibit 24.1 - Consents of experts and counsel

            Exhibit 99 - MEDIQ Incorporated Employees' Savings Plan -
                         Annual Report for fiscal year ended September 30, 1995

                                   SIGNATURES


The Registrant. Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MEDIQ Incorporated
                                         (Registrant)


Date:  March 28, 1996            By: /s/ Michael F. Sandler
                                     ------------------------------------

                                         Michael F. Sandler
                                         Senior Vice President - Finance and
                                         Chief Financial Officer









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

                                         MEDIQ Incorporated
                                         Employees' Savings Plan
                                         (Plan)


Date:  March 28, 1996            By: /s/ Michael F. Sandler
                                     ------------------------------------

                                         Michael F. Sandler
                                         Senior Vice President - Finance and
                                         Chief Financial Officer, MEDIQ
                                         Incorporated, Administrator of the
                                         Plan