Form 10-Q
period 1996-03-31
MEDIQ INC
filed 1996-05-15
CIK 350920

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ---------------------------------

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1996
                                                  Commission File Number: 1-8147



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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

As of May 10, 1996, there were 18,393,370 shares of Common Stock, par value $1.00 per share and 6,334,501 shares of Preferred Stock, par value $.50 per share, outstanding.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended March 31, 1996



PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements.

        Condensed Consolidated Statements of Operations-
        Three and Six Months ended March 31, 1996 and 1995
        (Unaudited)                                                         4

        Condensed Consolidated Balance Sheets-
        March 31, 1996 (Unaudited) and September 30, 1995                   5

        Condensed Consolidated Statements of Cash Flows-
        Six Months ended March 31, 1996 and 1995
        (Unaudited)                                                         6

        Notes to Condensed Consolidated Financial
        Statements (Unaudited)                                            7-9

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.               10-12



PART II.        OTHER INFORMATION:

  Item 4.  Submission of Matters to a Vote of Security Holders             13

  Item 6.  Exhibits and Reports on Form 8-K.                               13

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended March 31, 1996





PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                         Three Months Ended               Six Months Ended
                                                                               March 31,                      March 31,
                                                                      ------------------------        ------------------------
                                                                         1996           1995            1996            1995
                                                                      --------        --------        --------        --------
Revenues                                                              $ 36,999        $ 37,036        $ 69,092        $ 68,878

Costs and expenses:
  Operating                                                             14,038          13,604          28,167          27,425
  Selling and administrative                                             5,387           5,989          10,816          12,231
  Restructuring                                                           --              --             2,200            --
  Depreciation and amortization                                          7,487           7,199          14,986          14,302
                                                                      --------        --------        --------        --------
                                                                        26,912          26,792          56,169          53,958
                                                                      --------        --------        --------        --------

Operating income                                                        10,087          10,244          12,923          14,920

Other (charges) credits:
  Interest expense                                                      (6,807)         (7,472)        (13,442)        (14,875)
  Equity in earnings of unconsolidated affiliates                        2,270           1,062           3,787           2,133
  Interest income                                                          403             347             817             683
  Other - net                                                             (366)           (875)           (366)           (781)
                                                                      --------        --------        --------        --------

Income from continuing operations before
  income taxes and extraordinary item                                    5,587           3,306           3,719           2,080
Income tax expense                                                       2,772           1,742           2,272           1,132
                                                                      --------        --------        --------        --------

Income from continuing operations before
  discontinued operations and extraordinary item                         2,815           1,564           1,447             948

Discontinued operations                                                   --               223            --               628

Extraordinary item - early retirement of debt (net of taxes)              --              --             1,001            --
                                                                      --------        --------        --------        --------

Net income                                                            $  2,815        $  1,787        $  2,448        $  1,576
                                                                      ========        ========        ========        ========

Earnings per share:

  Income from continuing operations                                   $    .11        $    .06        $    .06        $    .04
  Discontinued operations                                                   --             .01              --             .02
  Extraordinary item                                                        --              --             .04              --
                                                                      --------        --------        --------        --------
  Net income                                                          $    .11        $    .07        $    .10        $    .06
                                                                      ========        ========        ========        ========

Weighted average shares outstanding                                     24,845          24,572          24,713          24,509
                                                                      ========        ========        ========        ========



            See Notes to Condensed Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                      March 31,      Sept. 30,
                                                        1996           1995
                                                     ----------     ----------
                                                     (Unaudited)    (See Note)

                                     Assets

Current assets:
  Cash                                               $   3,144      $   2,966
  Accounts receivable - net                             32,814         27,884
  Investment in discontinued operations                 19,307         19,009
  Inventories                                            4,870          4,181
  Deferred income taxes                                  3,081          4,310
  Other current assets                                   6,166          5,095
                                                     ---------      ---------

        Total current assets                            69,382         63,445

Investments in unconsolidated affiliates                46,948         43,092
Investment in discontinued operations                    7,919          8,061
Note receivable from MHM                                10,350         10,733
Property, plant and equipment - net                    130,764        132,823
Goodwill - net                                          59,985         61,744
Other assets                                            14,887         14,272
                                                     ---------      ---------

Total assets                                         $ 340,235      $ 334,170
                                                     =========      =========


Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable to financial institutions            $  22,493      $      --
  Accounts payable                                       7,897          6,694
  Accrued expenses                                      20,667         20,691
  Current portion of long-term debt                     32,782         37,300
                                                     ---------      ---------
        Total current liabilities                       83,839         64,685

Senior debt                                            131,686        136,949
Subordinated debt                                       71,209         81,907
Deferred income taxes and other liabilities             17,916         19,112
Stockholders' equity                                    35,585         31,517
                                                     ---------      ---------

Total liabilities and stockholders' equity           $ 340,235      $ 334,170
                                                     =========      =========


Note: The balance sheet at September 30, 1995 has been condensed from the audited financial statements at that date and restated for discontinued operations.


            See Notes to Condensed Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                       Six Months Ended
                                                                                            March 31,
                                                                                    -----------------------
                                                                                      1996           1995
                                                                                    --------       --------

Cash Flows From Operating Activities:
    Net income                                                                      $  2,448       $  1,576
    Adjustments to reconcile net income to
      net cash provided by operating activities                                        4,810            660
                                                                                    --------       --------

    Net cash provided by operating activities                                          7,258          2,236

Cash Flows From Investing Activities:
    Purchase of equipment                                                             (9,804)        (2,717)
    Advance to joint venture                                                          (3,250)            --
    Purchase of warrant                                                               (1,625)            --
    Proceeds from disposal of equipment and other assets                               2,905            921
    Proceeds from the sale of discontinued operations                                  1,500             --
    Other                                                                             (1,547)            17
                                                                                    --------       --------

    Net cash used in investing activities                                            (11,821)        (1,779)

Cash Flows From Financing Activities:
    Borrowings                                                                        22,210          9,202
    Debt repayments                                                                  (19,088)       (10,689)
    Proceeds from exercise of stock options                                            1,619             --
                                                                                    --------       --------

    Net cash provided by (used in) financing activities                                4,741         (1,487)
                                                                                    --------       --------

Increase (decrease) in cash                                                              178         (1,030)

Cash:
    Beginning balance                                                                  2,966          1,495
                                                                                    --------       --------

    Ending balance                                                                  $  3,144       $    465
                                                                                    --------       --------

Supplemental disclosure of cash flow information:

    Interest paid                                                                   $ 12,489       $ 14,347
                                                                                    ========       ========

Supplemental disclosure of non-cash investing and financing activities:

    Equipment financed with debt and capital leases                                 $  1,539       $  1,847
                                                                                    ========       ========


            See Notes to Condensed Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note A - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 1996, the condensed consolidated statements of operations for the three and six months ended March 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the six months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1995 Annual Report on Form 10-K. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.


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

In February 1996, the Company agreed to sell substantially all of the assets of Mobile X-Ray to a subsidiary of Long-Term Care Services, Inc. The transaction is subject to the satisfaction of various conditions, including receipt of regulatory notifications and approvals. The transaction is expected to be completed prior to June 30, 1996. The Company anticipates that the disposal of Health Examinetics and HealthQuest will be completed in fiscal 1996. The estimated loss on the sale of these operations was recorded in fiscal 1995.

The investment in discontinued operations as of March 31, 1996 consisted of (in thousands):

                Current assets                               $14,687
                Current liabilities                           (9,608)
                                                             -------
                Net current assets                             5,079
                Net fixed assets                               5,614
                Other noncurrent assets                        8,614
                                                             -------
                                                              19,307
                                                             -------
                Investment in InnoServ                         7,919
                                                             -------
                                                             $27,226
                                                             =======

The investment in InnoServ, which is expected to be distributed to the Company's shareholders in the form of a dividend, is classified as a long-term asset.

Note C - Inventories

Inventories, which consist primarily of finished goods for sale and repair parts for rental equipment, are stated at the lower of cost (first-in, first-out method) or market.

Note D - Investments in Unconsolidated Affiliates

As of March 31, 1996, the Company's ownership interests in NutraMax Products, Inc. and PCI Services, Inc. were 47.4% and 46.3%, respectively.

Summarized income statement information for NutraMax and PCI is presented below (in thousands).


NutraMax Products, Inc.

                                     Thirteen Weeks Ended                  Twenty-Six Weeks Ended
                                -----------------------------           -----------------------------
                                March 30,            April 1,           March 30,            April 1,
                                  1996                 1995               1996                 1995
                                --------             --------           ---------            --------

   Net sales                    $ 19,824             $ 15,055           $ 37,972             $ 30,178
   Gross profit                    5,545                4,279             11,123                8,881
   Net income                      1,362                1,111              2,692                2,349


PCI Services, Inc.

                                Three Months Ended March 31,             Six Months Ended March 31,
                                -----------------------------           -----------------------------
                                   1996                1995               1996                 1995
                                --------             --------           --------             --------

   Net revenue                  $ 42,276             $ 31,912           $ 79,368             $ 60,522
   Gross profit                   11,366                6,064             20,041               12,088
   Net income                      3,245                1,121              5,362                2,162


Note E - Long-Term Debt

Under the terms of the Company's 7.25% subordinated convertible debentures due 2006, the Company is required to offer to repurchase a portion of the debentures if stockholders' equity is $40 million or less at the end of two consecutive fiscal quarters. Since June 30, 1994, the Company's stockholders' equity has been less than $40 million. In October and November 1995, the Company repurchased an aggregate of $11.25 million of its debentures at a discount in the open market and through a private transaction, which resulted in a pretax gain of $1.5 million, or $1.0 million net of taxes. This gain was recorded as an extraordinary item in the Company's Condensed Consolidated Statement of Operations. The Company is required to either repurchase or redeem $11.25 million of debentures prior to June 30, 1996 and semi-annually thereafter until all of the debentures are repurchased or stockholders' equity is more than $40 million. As of March 31, 1996, $22.5 million of the debentures have been classified as a current liability.

In December 1995, the Company's $13.4 million revolving credit facility was extended to December 1996 and increased to $15.0 million with interest reduced to the prime rate plus 1/2%. In addition, as amended, the facility will be reduced by an amount equal to 50% of the net cash proceeds from the sale of certain discontinued operations and certain other assets. As of March 31, 1996, $12.3 million was outstanding under this facility which was included in Notes Payable to Financial Institutions in the Condensed Consolidated Balance Sheet.

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

Note H - Acquisition

On January 31, 1996, SpectraCair, a 50% owned joint venture of MEDIQ/PRN, acquired certain rental assets from Bio Clinic Corporation, a subsidiary of Sunrise Medical, Inc.. The Company advanced $3.3 million to the joint venture to fund this acquisition. SpectraCair repaid the advance with interest at the prime rate plus 2% in April 1996. This acquisition expanded the joint venture's business of renting air therapy mattress systems throughout the United States.

Note I - Purchase of Warrant

In February 1996, the Company purchased a warrant issued by MEDIQ/PRN Life Support Services, Inc. in 1992 to a lender in connection with a financing for an acquisition. The warrant provided for the purchase of up to 2.5% of the common stock of MEDIQ/PRN Life Support Services, Inc. for a period of seven years for nominal consideration. The purchase price of the warrant was $1.6 million. The excess of the purchase price over the carrying value of the warrant resulted in a net charge to income in the second quarter of 1996 of $625,000 or $.03 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion addresses the financial condition of the Company as of March 31, 1996 and results of operations for the three and six month periods ended March 31, 1996 and 1995. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's September 30, 1995 Annual Report on Form 10-K to which the reader is directed for additional information.

Some of the information presented herein constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not differ materially from its expectations.

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

In February 1996, the Company agreed to sell substantially all of the assets of Mobile X-Ray to a subsidiary of Long-Term Care Services, Inc. The transaction is subject to the satisfaction of various conditions, including receipt of regulatory notifications and approvals. The transaction is expected to be completed prior to June 30, 1996. The Company anticipates that the disposal of Health Examinetics and HealthQuest will be completed in fiscal 1996.

The Company anticipates that the disposal of Health Examinetics and HealthQuest will be completed in fiscal 1996.


Results of Operations

Second Quarter 1996 Compared with Second Quarter 1995

        Revenues were $37.0 million for the second quarter of 1996, and were consistent with the prior year quarter. Revenue growth attributable to disposable products, outsource services and sales of equipment was offset by lower equipment rentals as a result of the lack of a sustained flu season.

        Operating income was $10.1 million, or 27% of revenues for the second quarter of 1996, which was consistent with the prior year quarter. Operating income was adversely affected by lower margins associated with the increase in sales of disposable products and equipment and increased depreciation expense related to an increase in rental equipment. This decrease was partially offset by reductions in corporate overhead in the amount of $573,000 primarily as a result of the reduction in corporate personnel in connection with the corporate restructuring in the first quarter of 1996. The Company expects this trend of decreased corporate overhead to continue throughout fiscal 1996.

        Interest expense decreased 9% to $6.8 million for the second quarter of 1996 from $7.5 million, primarily as a result of a net reduction in indebtedness. This decrease was partially offset by an increase in the interest rate of MEDIQ/PRN's $100 million senior secured notes from 11-1/8% to 12-1/8% effective October 1, 1995.

        The Company's equity in earnings of its unconsolidated affiliates was $2.3 million, as compared to $1.1 million in the prior year period. The increase was primarily attributable to the improved operating results of PCI.

Six Months Ended March 31, 1996 Compared with Six Months Ended March 31, 1995

        Revenues were $69.1 million for the six months ended March 31, 1996, as compared to $68.9 million in the prior year period. Revenue growth attributable to disposable products, outsource services and sales of equipment was offset by lower equipment rentals as a result of the lack of a sustained flu season.

        Operating income decreased to $12.9 million, or 19% of revenues, for the current period, as compared to $14.9 million, or 22% of revenues, in the prior year period. The decrease in operating income was primarily attributable to a restructuring charge of $2.2 million, recorded in the first quarter of fiscal 1996, for employee severance costs incurred in connection with a plan approved by the Board of Directors to downsize corporate functions and consolidate certain activities with the operations of MEDIQ/PRN. Operating income was also adversely affected by lower margins associated with the increase in sales of disposable products and equipment and increased depreciation expense related to an increase in rental equipment. This decrease was offset by reductions in corporate overhead of $1.0 million primarily as a result of the reduction in corporate personnel in connection with the corporate restructuring plan discussed above. The Company expects this trend of decreased corporate overhead to continue throughout fiscal 1996.

        Interest expense decreased 10% to $13.4 million for the current period from $14.9 million, primarily as a result of a net reduction in indebtedness. This decrease was partially offset by an increase in the interest rate of MEDIQ/PRN's $100 million senior secured notes from 11-1/8% to 12-1/8% effective October 1, 1995.

        The Company's equity in earnings of its unconsolidated affiliates was $3.8 million as compared with $2.1 million in the prior year period. The increase was primarily attributable to the improved operating results of PCI.

Income Taxes

        The Company's effective tax rate was disproportionate compared to the statutory rate as a result of goodwill amortization, earnings of the Company's equity investments and the non-recognition of certain operating losses for state income tax purposes.


Liquidity and Capital Resources

        Cash provided by operating activities was $7.3 million for the six months ended March 31, 1996, as compared to $2.2 million in the prior year period. The increase in cash flows from operating activities was primarily attributable to a higher level of collections of accounts receivable in the current period, partially offset by other working capital fluctuations.
Cash flows from operations in the prior year period were adversely affected by the increase in accounts receivable attributable to the growth in MEDIQ/PRN's business with the KCI acquisition. As of March 31, 1996, the Company had cash of $3.1 million and a working capital deficit of $14.5 million. Current liabilities as of March 31, 1996 include $22.5 million representing the portion of the 7.25% subordinated convertible debentures expected to be repurchased by December 31, 1996.

        Net cash used in investing activities consisted principally of capital expenditures for equipment of $9.8 million, an advance to the SpectraCair joint venture of $3.3 million and the purchase of the MEDIQ/PRN warrant for $1.6 million. Cash provided by investing activities included proceeds from the disposal of equipment of $2.9 million and collections on a note receivable from the sale of discontinued operations of $1.5 million.

        Net cash provided by financing activities resulted from borrowings of $22.2 million and proceeds from the exercise of stock options of $1.6 million, partially offset by debt repayments of $19.1 million.

        Under the terms of the Company's 7.25% convertible debentures due 2006, the Company is required to offer to repurchase a portion of the debentures if stockholders' equity is $40 million or less at the end of two consecutive fiscal quarters. Since June 30, 1994, the Company's stockholders' equity has been less than $40 million. In October and November 1995, the Company repurchased an aggregate of $11.25 million of its debentures at a discount in the open market and through a private transaction. The Company is required to either repurchase or redeem $11.25 million of debentures prior to June 30, 1996 and semi-annually thereafter until all debentures are repurchased or stockholders' equity is more than $40 million. Through May 13, 1996, the Company reduced its June 1996 obligation through the purchase of approximately $3.0 million of its debentures at a discount in the open market and through private transactions. As of March 31, 1996, $22.5 million of the debentures have been classified as a current liability.

        In December 1995, the Company's $13.4 million revolving credit facility was extended to December 1996 and increased to $15.0 million with interest reduced to the prime rate plus 1/2%. In addition, as amended, the facility will be reduced by an amount equal to 50% of the net cash proceeds from the sale of certain discontinued operations and certain other assets. As of March 31, 1996, $12.3 million was outstanding under this facility. In addition, the Company has $10.2 million outstanding under an additional revolving credit facility and a line of credit aggregating $16.0 million. The amount of available credit on the additional revolving credit facility fluctuates based upon the amount of eligible accounts receivable.

        The Company believes that its primary source of liquidity for operating activities will continue to be generated through cash flows from MEDIQ/PRN and the sale of discontinued operations and miscellaneous assets. The Company believes that sufficient funds will be available from operating cash flows and the sale of assets to meet the Company's anticipated operating and capital requirements, including obligations to redeem or repurchase a portion of the 7.25% subordinated convertible debentures. In addition, the Company recently signed a letter of understanding with a major European bank to provide funds to refinance a significant portion of its debt (including MEDIQ/PRN's 12-1/8% senior secured notes due 1999), but there can be no assurances that such refinancing will occur.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended March 31, 1996

PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

The 1996 Annual Meeting of Stockholders of the Company was held on March 5, 1996. Stockholders of the Company elected the Board of Directors. No broker non-votes were recorded. The following is a presentation of the voting results from the March 5, 1996 Annual Stockholders' Meeting:

   Nominee              For             Withheld
   -------              ---           & Abstentions
                                      -------------

Michael J. Rotko        68,137,118        774,396
Jacob A. Shipon         14,632,912        584,372
Thomas E. Carroll       63,747,053      5,164,461
Michael F. Sandler      68,153,146        758,368
Sheldon M. Bonovitz     13,958,206      1,259,078
Lionel Felzer           14,643,703        573,581
Mark S. Levitan         14,646,048        571,236
H. Scott Miller         14,645,736        571,548

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 11   - Computation of Net Income Per Share appears on page 15.

Exhibit 27   - Financial Data Schedule appears on page 16.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended March 31, 1996





                                   SIGNATURE
                                   ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             MEDIQ Incorporated
                                          ------------------------
                                                (Registrant)





May 14, 1996
- ------------
   (Date)
                                         /s/ Michael F. Sandler
                                         ----------------------------
                                         Michael F. Sandler
                                         Senior Vice President - Finance
                                         and Chief Financial Officer

                                   EXHIBIT 11
                      MEDIQ INCORPORATED AND SUBSIDIARIES
                      Computation of Net Income Per Share
                    (in thousands, except per share amounts)
                                  (Unaudited)


                                                                 Three Months Ended                Six Months Ended
                                                                      March 31,                       March 31,
                                                              ------------------------          ------------------------
                                                                1996             1995            1996             1995
                                                              -------          -------          -------          -------

Computation of Primary Earnings Per Share:

Net Income (loss)                                             $ 2,815          $ 1,787          $ 2,448          $ 1,576
                                                              =======          =======          =======          =======
Weighted average of primary shares:
    Common stock                                               18,275           17,747           18,064           17,743
    Preferred stock                                             6,351            6,420            6,362            6,424
    Assumed conversion of options                                 219              405              287              342
                                                              -------          -------          -------          -------

    Total                                                      24,845           24,572           24,713           24,509
                                                              =======          =======          =======          =======

Primary Earnings (Loss) Per Share                             $   .11          $   .07          $   .10          $   .06
                                                              =======          =======          =======          =======


Computation of Fully Diluted Earnings Per Share (1):

Net Income (loss)                                             $ 2,815          $ 1,787          $ 2,448          $ 1,576
Interest and amortization of deferred costs on
 convertible debentures - net of tax                              456              580              911            1,159
                                                              -------          -------          -------          -------
    Total                                                     $ 3,271          $ 2,367          $ 3,359          $ 2,735
                                                              =======          =======          =======          =======

Weighted average of fully diluted shares:
    Common stock                                               18,275           17,747           18,064           17,743
    Preferred stock                                             6,351            6,420            6,363            6,424
    Assumed conversion of options                                 351              444              353              369
    Assumed conversion of convertible debentures                5,397            6,897            5,397            6,897
                                                              -------          -------          -------          -------
    Total                                                      30,374           31,508           30,177           31,433
                                                              =======          =======          =======          =======


Fully Diluted Earnings Per Share                              $   .11          $   .08          $   .11          $   .09
                                                              =======          =======          =======          =======


(1) This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB opinion No. 15, because it is anti-dilutive or results in dilution of less than 3%.