Form 10-Q
period 1996-06-30
MEDIQ INC
filed 1996-08-14
CIK 350920

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ---------------------------------

                                   FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended: June  30, 1996    Commission File Number: 1-8147



                               MEDIQ INCORPORATED
             (Exact name of registrant as specified in its charter)



            Delaware                                      51-0219413
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)



   One MEDIQ Plaza, Pennsauken, New Jersey                   08110
   (Address of principal executive offices)               (Zip Code)



       Registrant's telephone number, including area code: (609) 665-9300



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --    --

As of August 9, 1996, there were 18,417,965 shares of Common Stock, par value $1.00 per share and 6,311,501 shares of Preferred Stock, par value $.50 per share, outstanding.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended June 30, 1996



PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements.

        Condensed Consolidated Statements of Operations-
        Three and Nine Months ended June 30, 1996 and 1995
        (Unaudited)                                                       4

        Condensed Consolidated Balance Sheets-
        June 30, 1996 (Unaudited) and September 30, 1995                  5

        Condensed Consolidated Statements of Cash Flows-
        Nine Months ended June 30, 1996 and 1995
        (Unaudited)                                                       6

        Notes to Condensed Consolidated Financial
        Statements (Unaudited)                                         7-10

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.             11-15



PART II.   OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K.                            16

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended June 30, 1996










                         PART I. FINANCIAL INFORMATION

                         Item 1. Financial Statements.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                              Three Months Ended             Nine Months Ended
                                                                    June 30,                     June 30,
                                                          ------------------------      ------------------------
                                                             1996           1995           1996           1995
                                                          ---------      ---------      ---------      ---------

Revenues                                                  $  34,386      $  33,098      $ 103,478      $ 101,976

Costs and expenses:
  Operating                                                  14,821         13,445         42,988         40,870
  Selling and administrative                                  5,183          5,458         15,999         17,689
  Restructuring                                                --             --            2,200           --
  Depreciation and amortization                               7,483          7,648         22,319         21,818
                                                          ---------      ---------      ---------      ---------
                                                             27,487         26,551         83,506         80,377
                                                          ---------      ---------      ---------      ---------

Operating income                                              6,899          6,547         19,972         21,599

Other (charges) credits:
  Interest expense                                           (6,806)        (7,358)       (20,398)       (22,365)
  Equity in earnings of unconsolidated affiliate                606            397          1,882          1,519
  Interest income                                               340            349          1,157          1,032
  Other - net                                                   639             54            204           (749)
                                                          ---------      ---------      ---------      ---------

Income (loss) from continuing operations before
  income taxes and extraordinary item                         1,678            (11)         2,817          1,036
Income tax expense                                              985            225          2,379          1,006
                                                          ---------      ---------      ---------      ---------

Income (loss) from continuing operations before
  discontinued operations and extraordinary item                693           (236)           438             30

Discontinued operations (net of taxes)                       (1,914)          (956)          (212)           354

Extraordinary item - early retirement of debt
  (net of taxes)                                                153           --            1,154           --
                                                          ---------      ---------      ---------      ---------

Net income (loss)                                         $  (1,068)     $  (1,192)     $   1,380      $     384
                                                          =========      =========      =========      =========

Earnings per share:

  Income (loss) from continuing operations                $     .03      $    (.01)     $     .02      $    --
  Discontinued operations                                      (.08)          (.04)          (.01)           .01
  Extraordinary item                                           --             --              .04           --
                                                          ---------      ---------      ---------      ---------
  Net income (loss)                                       $    (.05)     $    (.05)     $     .05      $     .01
                                                          =========      =========      =========      =========


Weighted average shares outstanding                          25,244         24,699         24,890         24,573
                                                          =========      =========      =========      =========

            See Notes to Condensed Consolidated Financial Statements.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                 June 30,     Sept. 30,
                                                   1996         1995
                                                 --------     ---------
                                               (Unaudited)    (See Note)
                                   Assets

Current assets:
  Cash                                          $  2,331     $  2,966
  Accounts receivable - net                       32,353       27,884
  Investment in discontinued operations           43,798       19,024
  Inventories                                      6,163        4,181
  Deferred income taxes                            4,203        4,310
  Other current assets                             3,647        5,095
                                                --------     --------

        Total current assets                      92,495       63,460

Investment in unconsolidated affiliate            20,479       18,598
Investment in discontinued operations              8,061       32,533
Property, plant and equipment - net              125,799      132,823
Goodwill - net                                    59,157       61,744
Note receivable from MHM                          10,158       10,733
Other assets                                      16,373       14,272
                                                --------     --------
Total assets                                    $332,522     $334,163
                                                ========     ========



                      Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable to financial institutions       $ 21,995     $   --
  Accounts payable                                10,573        6,694
  Accrued expenses                                23,359       20,691
  Current portion of long-term debt               33,600       37,300
                                                --------     --------

        Total current liabilities                 89,527       64,685

Senior debt                                      128,948      136,949
Subordinated debt                                 59,993       81,907
Deferred income taxes and other liabilities       19,529       19,105

Stockholders' equity                              34,525       31,517
                                                --------     --------

Total liabilities and stockholders' equity      $332,522     $334,163
                                                ========     ========

- -----------------
Note: The balance sheet at September 30, 1995 has been condensed from the audited financial statements at that date and restated for discontinued operations.




            See Notes to Condensed Consolidated Financial Statements.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                       Nine Months Ended
                                                                            June 30,
                                                                   ------------------------
                                                                     1996            1995
                                                                   --------         --------

Cash Flows From Operating Activities:
    Net income                                                     $  1,380         $    384
    Adjustments to reconcile net income to
      net cash provided by operating activities                      14,528           13,481
                                                                   --------         --------
    Net cash provided by operating activities                        15,908           13,865

Cash Flows From Investing Activities:
    Purchase of equipment                                           (12,956)          (7,060)
    Advance to joint venture                                         (3,250)            --
    Repayment of advance to joint venture                             3,250             --
    Purchase of warrant                                              (1,625)            --
    Proceeds from disposal of equipment and other assets              4,533            6,762
    Proceeds from the sale of discontinued operations                 1,602            6,368
    Collections of MHM note receivable                                  575             --
    Other                                                              (164)          (1,265)
                                                                   --------         --------
    Net cash provided by (used in) investing activities              (8,035)           4,805

Cash Flows From Financing Activities:
    Borrowings                                                       21,712            5,088
    Debt repayments                                                 (31,848)         (22,674)
    Proceeds from exercise of stock options                           1,628               47
                                                                   --------         --------

    Net cash used in financing activities                            (8,508)         (17,539)
                                                                   --------         --------
Increase (decrease) in cash                                            (635)           1,131

Cash:
    Beginning balance                                                 2,966            1,495
                                                                   --------         --------
    Ending balance                                                 $  2,331         $  2,626
                                                                   ========         ========

Supplemental disclosure of cash flow information:

    Interest paid                                                  $ 16,357         $ 17,725
                                                                   ========         ========

Supplemental disclosure of non-cash investing and financing activities:

    Equipment financed with debt, capital leases and
       accounts payable                                            $  1,482         $  1,328
                                                                   ========         ========

            See Notes to Condensed Consolidated Financial Statements.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note A - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 1996, the condensed consolidated statements of operations for the three and nine months ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1995 Annual Report on Form 10-K. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

Reclassification of accounts - Certain reclassifications have been made to conform prior years' balances to the current year presentation


Note B - Discontinued Operations

On July 24, 1996, PCI Services, Inc., an entity in which the Company has a 46% equity interest, announced it agreed to be acquired by Cardinal Health, Inc. Under the terms of the agreement, shareholders of PCI will receive 0.336 shares of Cardinal Health common stock for each share of PCI owned at the time the transaction closes, subject to adjustment under certain circumstances. The transaction is anticipated to close in the first quarter of fiscal 1997. If the merger was consummated at the closing price for Cardinal Health stock on August 9, 1996, the Company would have received shares of Cardinal Health having a market value of approximately $67.1 million and would have reported an after-tax gain of approximately $24.3 million or approximately $1.00 per share. In connection with the transaction, the Company granted Cardinal Health an option to purchase all of the shares of PCI owned by the Company, exercisable upon the occurrence of certain events and has agreed to vote in favor of the transaction. Accordingly, the Company's investment in PCI, as well as its equity in the earnings of PCI, have been reported as discontinued operations.

In the second quarter of fiscal 1995, the Company adopted a plan to sell four non-core businesses, Medifac, Inc., Health Examinetics, Inc., MEDIQ Mobile X-Ray Services, Inc. and MEDIQ Imaging Services, Inc. During fiscal 1995, the Company sold Medifac and MEDIQ Imaging Services. In the fourth quarter, the Company revised the plan to include the operations of HealthQuest, Inc. Discontinued operations also include the Company's equity investment in InnoServ Technologies, Inc. ("InnoServ"), which is anticipated to be distributed to the Company's shareholders during the first quarter of fiscal 1997. The Company's prior year consolidated financial statements have been restated to report the net assets and operating results of these businesses, as well as PCI, as discontinued operations.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note B - Discontinued Operations (Continued)

In February 1996, the Company agreed to sell substantially all of the assets of Mobile X-Ray to a subsidiary of Long-Term Care Services, Inc. In July 1996, this agreement was terminated as a result of uncertainties relating to certain Medicare reimbursement rate adjustments. The Company is currently reviewing several new offers and believes it will sign a letter of intent in the fourth quarter of fiscal 1996 to sell substantially all of the assets of Mobile X-Ray. The Company anticipates that the disposal of Health Examinetics and HealthQuest will be completed in fiscal 1996. The estimated loss on the sale of these operations was recorded in fiscal 1995. As a result of the termination of the agreement to sell the assets of Mobile X-Ray and the current offers for these assets, as well as offers for the assets of Health Examinetics, the Company has revised its estimate of the reserve for disposal of discontinued operations and recorded an additional reserve of $7.2 million ($2.6 million, net of tax) in the third quarter of fiscal 1996.

The investment in discontinued operations as of June 30, 1996 consisted of (in thousands):

             Current assets                               $39,229
             Current liabilities                           (9,023)
                                                          -------
             Net current assets                            30,206
             Net fixed assets                               5,704
             Other noncurrent assets                        7,888
                                                          -------
                                                           43,798
             Investment in InnoServ                         8,061
                                                          -------
                                                          $51,859
                                                          =======


The investment in InnoServ, which is expected to be distributed to the Company's shareholders in the form of a dividend, is classified as a long-term asset.

Note C - Inventories

Inventories, which consist primarily of finished goods for sale and repair parts for rental equipment, are stated at the lower of cost (first-in, first-out method) or market.

Note D - Investment in Unconsolidated Affiliate

As of June 30, 1996, the Company owned 47.4% of the outstanding common stock of NutraMax Products, Inc.

Summarized income statement information for NutraMax is presented below (in thousands).

                          Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                        ------------------------      -------------------------
                         June 29,        July 1,       June 29,         July 1,
                          1996            1995          1996             1995
                        --------       --------       --------         --------
   Net sales            $ 20,071       $ 15,184       $ 58,043         $ 45,362
   Gross profit            5,598          3,863         16,721           12,744
   Net income              1,279            857          3,971            3,206

                      MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note E - Long-Term Debt

Under the terms of the Company's 7.25% subordinated convertible debentures due 2006, the Company is required to offer to repurchase a portion of the debentures if stockholders' equity is $40 million or less at the end of two consecutive fiscal quarters. As of June 30, 1994 and subsequent thereto, the Company's stockholders' equity has been less than $40 million. During the first and third quarters of fiscal 1996, the Company repurchased an aggregate of $21.4 million of its debentures at a discount in the open market and through a private transaction, which resulted in a pretax gain of $1.7 million, or $1.2 million net of taxes. This gain was recorded as an extraordinary item in the Company's Condensed Consolidated Statement of Operations. In July 1996, the Company, through a Special Mandatory Redemption Obligation Offer made to all bond holders of record on June 28, 1996, repurchased an additional $1.1 million of debentures representing the remaining balance of its obligation to purchase $11.25 million of debentures by June 30, 1996. The Company is required to offer to repurchase $11.25 million of debentures prior to December 31, 1996 and semi-annually thereafter until all of the debentures are repurchased unless stockholders' equity exceeds $40 million as of September 30, 1996 or any subsequent quarter. As of June 30, 1996, $23.6 million of the debentures have been classified as a current liability.

In December 1995, the Company's $13.4 million revolving credit facility was extended to December 1996 and increased to $15.0 million with interest reduced to the prime rate plus 1/2%. In addition, as amended, the facility will be reduced by an amount equal to 50% of the net cash proceeds from the sale of certain discontinued operations and certain other assets. As of June 30, 1996, $13.1 million was outstanding under this facility which was included in Notes Payable to Financial Institutions in the Condensed Consolidated Balance Sheet.

In July 1996, the Company executed a commitment letter with two financial institutions to refinance substantially all of the Company's senior debt and working capital facilities and a portion of the Company's subordinated debt. The commitment provides for two term loans aggregating $135 million, a $25 million line of credit, and, under certain circumstances, a $100 million revolving credit facility. The interest rate on these facilities will be based upon prime or LIBOR, at the Company's discretion, with a spread based upon the Company's leverage ratio. The interest rate should initially approximate LIBOR plus 3%. The Company expects to finalize the negotiations on the credit agreement shortly and consummate the refinancing by September 30, 1996.

Note F - Stock Options

In the first quarter of fiscal 1996, the Company granted stock options to acquire 100,000 and 980,000 shares of common stock at $4.00 per share and $4.53 per share, respectively, to 35 officers and managers of the Company and certain subsidiaries, including 250,000 options to Mr. Thomas E. Carroll, the Company's President and Chief Executive Officer.

Note G - Restructuring Charge

In the first quarter of fiscal 1996, the Company recorded a restructuring charge of $2.2 million for employee severance costs incurred in connection with a plan approved by the Board of Directors to downsize corporate functions and consolidate certain activities with the operations of MEDIQ/PRN. The plan resulted in the termination of employment for 27 employees. The Company anticipates reductions in corporate expenses of approximately $2.0 million in 1996 and $2.5 million annually thereafter as a result of the downsizing and consolidation of corporate activities.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note H - Acquisition

On January 31, 1996, SpectraCair, a 50% owned joint venture of MEDIQ/PRN, acquired certain rental assets from Bio Clinic Corporation, a subsidiary of Sunrise Medical, Inc. The Company advanced $3.3 million to the joint venture to fund this acquisition. SpectraCair repaid the advance with interest at the prime rate plus 2% in April 1996. This acquisition expanded the joint venture's business of renting air therapy mattress systems throughout the United States.

Note I - Purchase of Warrant

In February 1996, the Company purchased a warrant issued by MEDIQ/PRN Life Support Services, Inc. in 1992 to a lender in connection with a financing for an acquisition. The warrant provided for the purchase of up to 2.5% of the common stock of MEDIQ/PRN Life Support Services, Inc. for a period of seven years for nominal consideration. The purchase price of the warrant was $1.6 million. The excess of the purchase price over the carrying value of the warrant resulted in a net charge to income in the second quarter of 1996 of $.6 million, or $.03 per share. This charge is reflected in other charges in the Company's Condensed Consolidated Statement of Operations for the nine months ended June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

The following discussion addresses the financial condition of the Company as of June 30, 1996 and results of operations for the three and nine month periods ended June 30, 1996 and 1995. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's September 30, 1995 Annual Report on Form 10-K to which the reader is directed for additional information.

Some of the information presented herein constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not differ materially from its expectations. For cautionary statements, see the Company's Form 8-K filed on June 12, 1996.

Discontinued Operations

On July 24, 1996, PCI Services, Inc., an entity in which the Company has a 46% equity interest, announced it agreed to be acquired by Cardinal Health, Inc. Under the terms of the agreement, shareholders of PCI will receive 0.336 shares of Cardinal Health common stock for each share of PCI owned at the time the transaction closes, subject to adjustment under certain circumstances. The transaction is anticipated to close in the first quarter of fiscal 1997. If the merger was consummated at the closing price for Cardinal Health stock on August 9, 1996, the Company would have received shares of Cardinal Health having a market value of approximately $67.1 million and would have reported an after-tax gain of approximately $24.3 million or approximately $1.00 per share. In connection with the transaction, the Company granted Cardinal Health an option to purchase all of the shares of PCI owned by the Company, exercisable upon the occurrence of certain events and has agreed to vote in favor of the transaction. Accordingly, the Company's investment in PCI as well as its equity in the earnings of PCI have been reported as discontinued operations.

In the second quarter of fiscal 1995, the Company adopted a plan to sell its non-core businesses: MEDIQ Mobile X-Ray Services, Inc., MEDIQ Imaging Services, Inc., Medifac, Inc., and Health Examinetics, Inc. In the fourth quarter of fiscal 1995, the Company expanded its plan to include the operations of HealthQuest, Inc. These operations, in addition to the Company's equity investment in InnoServ Technologies, Inc., which is anticipated to be distributed to the Company's shareholders in the first quarter of fiscal 1997, are reported as discontinued operations.

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

In February 1996, the Company agreed to sell substantially all of the assets of Mobile X-Ray to a subsidiary of Long-Term Care Services, Inc. In July 1996, this agreement was terminated as a result of uncertainties relating to certain Medicare reimbursement rate adjustments. The Company is currently reviewing several new offers and believes it will sign a letter of intent in the fourth quarter of fiscal 1996.

The Company anticipates that the disposal of Health Examinetics and HealthQuest will be completed in fiscal 1996.


Results of Operations

Third Quarter 1996 Compared with Third Quarter 1995

Revenues were $34.4 million for the third quarter of 1996, as compared to $33.1 million in the prior year quarter. Revenue growth attributable to disposable products, outsource services and sales of equipment was partially offset by lower equipment rentals as a result of softness in the rental market.

Operating income was $6.9 million, or 20% of revenues for the third quarter of 1996 as compared to $6.5 million, or 20% of revenues in the prior year quarter. Operating income was favorably affected by reductions in corporate overhead in the amount of $363,000 primarily as a result of the reduction in corporate personnel in connection with the corporate restructuring in the first quarter of 1996. The Company expects this trend of decreased corporate overhead to continue throughout fiscal 1996.

Interest expense decreased 8% to $6.8 million for the third quarter of 1996 from $7.4 million, primarily as a result of a net reduction in indebtedness. This decrease was partially offset by an increase in the interest rate of MEDIQ/PRN's $100 million senior secured notes from 11 1/8% to 12 1/8% effective October 1, 1995.

The Company's equity in earnings of its unconsolidated affiliate was $.3 million, which was consistent with the prior year period.

The Company revised its estimate of the net loss on the disposal of discontinued operations in connection with the termination of the agreement to sell the assets of Mobile X-Ray Services to a subsidiary of Long-Term Care Services, Inc. and the current offer for the assets of Health Examinetics. The additional reserve of $7.2 million, or $2.6 million, net of tax, represents a reduction in the carrying value of discontinued operations to estimated net realizable value. Discontinued operations also reflects equity in the earnings of PCI Services, Inc. of $1.1 million pretax, or $.7 million, net of tax. PCI announced on July 24, 1996 that it agreed to be acquired by Cardinal Health, Inc. in a pooling of interests transaction anticipated to close in the first quarter of fiscal 1997.

Nine Months Ended June 30, 1996 Compared with Nine Months Ended June 30, 1995

Revenues were $103.5 million for the nine months ended June 30, 1996, as compared to $102.0 million in the prior year period. Revenue growth attributable to disposable products, outsource services and sales of equipment was partially offset by lower equipment rentals as a result of the lack of a sustained flu season and a general softness in the rental market.

Operating income decreased to $20.0 million, or 19% of revenues, for the current period, as compared to $21.6 million, or 21% of revenues, in the prior year period. The decrease in operating income was primarily attributable to a restructuring charge of $2.2 million, recorded in the first quarter of fiscal 1996, for employee severance costs incurred in connection with a plan approved by the Board of Directors to downsize corporate functions and consolidate certain activities with the operations of MEDIQ/PRN. Operating income was also adversely affected by lower margins associated with the increase in sales of disposable products and equipment and increased depreciation expense related to an increase in rental equipment. This decrease was offset by reductions in corporate overhead of $1.6 million primarily as a result of the reduction in corporate personnel in connection with the corporate restructuring plan discussed above. The Company expects this trend of decreased corporate overhead to continue throughout fiscal 1996.

Interest expense decreased 9% to $20.4 million for the current period from $22.4 million, primarily as a result of a net reduction in indebtedness. This decrease was partially offset by an increase in the interest rate of MEDIQ/PRN's $100 million senior secured notes from 11 1/8% to 12 1/8% effective October 1, 1995.

The Company's equity in earnings of its unconsolidated affiliate was $1.9 million as compared with $1.5 million in the prior year period. The increase was primarily attributable to the improved operating results of NutraMax.

In February 1996, the Company purchased a warrant issued by MEDIQ/PRN Life Support Services, Inc. in 1992 to a lender in connection with a financing for an acquisition. The warrant provided for the purchase of up to 2.5% of the common stock of MEDIQ/PRN Life Support Services, Inc. for a period of seven years for nominal consideration. The purchase price of the warrant was $1.6 million. The excess of the purchase price over the carrying value of the warrant resulted in a net charge to income in the second quarter of 1996 of $.6 million, or $.03 per share. This charge is reflected in other charges in the Company's Condensed Consolidated Statement of Operations for the nine months ended June 30, 1996.

The net loss from discontinued operations was $.2 million, as compared to net income of $.4 million in the prior year period. The current period reflects the equity in earnings of PCI Services, Inc. of $3.6 million pretax, or $2.4 million, net of tax and the additional reserve for the disposal of discontinued operations discussed above.

During the first and third quarters of fiscal 1996, the Company repurchased an aggregate of $21.4 million of its debentures at a discount in the open market and through a private transaction, which resulted in a pretax gain of $1.7 million, or $1.2 million net of tax. This gain was recorded as an extraordinary item in the Company's Condensed Consolidated Statement of Operations.

Income Taxes

The Company's effective tax rate was disproportionate compared to the statutory rate as a result of goodwill amortization, earnings of the Company's equity investment and the non-recognition of certain operating losses for state income tax purposes.

Liquidity and Capital Resources

Cash provided by operating activities was $15.9 million for the nine months ended June 30, 1996, as compared to $13.9 million in the prior year period. The increase in cash flows from operating activities was primarily attributable to a higher level of collections of accounts receivable in the current period, partially offset by other working capital fluctuations. Cash flows from operations in the prior year were adversely affected by the increase in accounts receivable attributable to the growth in MEDIQ/PRN's business as a result of the KCI acquisition. As of June 30, 1996, the Company had cash of $2.3 million and working capital of $3.0 million. Current liabilities as of June 30, 1996 include $23.6 million representing the portion of the 7.25% subordinated convertible debentures expected to be repurchased by June 30, 1997.

Net cash used in investing activities consisted principally of capital expenditures for equipment of $13.0 million and the purchase of the MEDIQ/PRN warrant for $1.6 million. Cash provided by investing activities included proceeds from the disposal of equipment of $4.5 million, collections on a note receivable from the sale of discontinued operations of $1.6 million and collections on the MHM note receivable of $.6 million.

Net cash used in financing activities resulted from debt repayments of $31.8 million partially offset by borrowings of $21.7 million and proceeds from the exercise of stock options of $1.6 million.

Under the terms of the Company's 7.25% convertible debentures due 2006, the Company is required to offer to repurchase a portion of the debentures if stockholders' equity is $40 million or less at the end of two consecutive fiscal quarters. As of June 30, 1994 and subsequent thereto, the Company's stockholders' equity has been less than $40 million. During the first and third quarters of fiscal 1996, the Company repurchased an aggregate of $21.4 million of its debentures at a discount in the open market and through a private transaction. In July 1996, the Company, through a Special Mandatory Redemption Obligation Offer made to all bond holders of record on June 28, 1996, repurchased an additional $1.1 million of debentures representing the remaining balance of its obligation to purchase $11.25 million of debentures by June 30, 1996. The Company is required to offer to repurchase $11.25 million of debentures prior to December 31, 1996 and semi-annually thereafter until all debentures are repurchased unless stockholders' equity exceeds $40 million as of September 30, 1996 or any subsequent quarter. As of June 30, 1996, $23.6 million of the debentures have been classified as a current liability.

In December 1995, the Company's $13.4 million revolving credit facility was extended to December 1996 and increased to $15.0 million with interest reduced to the prime rate plus 1/2%. In addition, as amended, the facility will be reduced by an amount equal to 50% of the net cash proceeds from the sale of certain discontinued operations and certain other assets. As of June 30, 1996, $13.1 million was outstanding under this facility. In addition, the Company has $8.9 million outstanding under an additional revolving credit facility and a line of credit aggregating $16.0 million. The amount of available credit on the additional revolving credit facility fluctuates based upon the amount of eligible accounts receivable.

In July 1996, the Company executed a commitment letter with two financial institutions to refinance substantially all of the Company's senior debt and working capital facilities and a portion of the Company's subordinated debt. The commitment provides for two term loans aggregating $135 million, a $25 million line of credit, and, under certain circumstances, a $100 million revolving credit facility. The interest rate on these facilities will be based upon prime or LIBOR, at the Company's discretion, with a spread based upon the Company's leverage ratio. The interest rate should initially approximate LIBOR plus 3%. The Company expects to finalize the negotiations on the credit agreement shortly and consummate the refinancing by September 30, 1996.

The Company believes that its primary source of liquidity for operating activities will continue to be generated through cash flows from MEDIQ/PRN, the refinancing discussed above and the sale of discontinued operations and miscellaneous assets. The Company believes that sufficient funds will be available from operating cash flows and the sale of assets to meet the Company's anticipated operating and capital requirements, including obligations to repurchase a portion of the 7.25% subordinated convertible debentures.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended June 30, 1996

PART II.  OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 11   - Computation of Net Income Per Share appears on page 18.

Exhibit 27   - Financial Data Schedule appears on page 19.

(b) Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the quarter ended June 30, 1996:

Date of Earliest Event Requiring Report:        June 12, 1996
Date of Filing:                                 June 12, 1996
Items Reported:                                 Item 5
Subject:                                        Cautionary statements for
                                                purposes of the "safe harbor"
                                                provisions of the Private
                                                Securities Litigation Reform
                                                Act of 1995.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended June 30, 1996





                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                MEDIQ Incorporated
                                        ------------------------------------
                                                   (Registrant)





August 14, 1996
- ---------------
    (Date)                              /s/ Michael F. Sandler
                                        ------------------------------------
                                        Michael F. Sandler
                                        Senior Vice President - Finance
                                        and Chief Financial Office