Form 10-K405
period 1996-09-30
MEDIQ INC
filed 1996-12-30
CIK 350920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 1996  Commission File Number:  1-8147

                               MEDIQ Incorporated
             (Exact name of registrant as specified in its charter)

              Delaware                          51-0219413
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)

One MEDIQ Plaza, Pennsauken, New Jersey                   08110
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (609) 665-9300

Securities registered pursuant to Section 12(b) of the Act:



                                                             Name of each exchange
Title of each class                                          on which registered
-------------------                                          ---------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements
for the past 90 days. YES   X   NO ____
                           ---

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 20, 1996 (reference is made to the final paragraph of Part I herein for a statement of the assumptions upon which this calculation is based):

 Common Stock                            $84,412,000
 Series A Preferred Stock                $13,828,000

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

The number of shares outstanding of each of the registrant's classes of stock as of December 20, 1996:

         Class
Common Stock                                             18,496,755 Shares
Series A Preferred Stock                                  6,330,501 Shares

                      Documents Incorporated by Reference

Certain portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 5, 1997 (which is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

Exhibit Index appears on page 41.

                                     PART I

ITEM 1. BUSINESS

General

        MEDIQ Incorporated ("MEDIQ" or the "Company"), through its wholly-owned subsidiary, MEDIQ/PRN Life Support Services, Inc. ("MEDIQ/PRN"), operates the largest movable critical care and life support medical equipment rental business in the United States. MEDIQ/PRN rents a wide variety of movable equipment for use by acute care hospitals, alternative care facilities, nursing homes, and home health care companies. MEDIQ/PRN constitutes the Company's principal business, accounting for 98% and 97% of consolidated revenues from continuing operations in 1996 and 1995, respectively. MEDIQ/PRN also participates in a joint venture through a limited liability company. MEDIQ PRN/HNE, L.L.C., d/b/a SpectraCair, which rents health care providers mattress systems designed to treat, prevent or manage pressure ulcers. The Company's other operating subsidiary, MEDIQ Management Services, Inc., is a provider of health care management and consulting services to health care providers and management and other administrative services to diagnostic imaging centers. During fiscal 1996, the Company continued to pursue its previously announced strategy of divesting substantially all operating assets other than MEDIQ/PRN and MEDIQ Management Services and using the proceeds thereof to reduce indebtedness.

        In September 1996, the Company entered into an agreement with NutraMax Products, Inc. ("NutraMax") pursuant to which NutraMax agreed to repurchase all of its shares owned by the Company, for a purchase price of approximately $36.3 million, or $9.00 per share, and the Company sold its ownership interest in HealthQuest, Inc. for $75,000 which approximated carrying value. In October 1996, PCI Services, Inc. ("PCI") was acquired by Cardinal Health, Inc. ("Cardinal"). In that transaction the Company received 1,449,000 shares (adjusted for stock split) of Cardinal stock in exchange for its 46% ownership interest in PCI. The Company anticipates selling its Cardinal shares during fiscal 1997. In November 1996, the Company sold substantially all of the assets of MEDIQ Mobile X-Ray Services, Inc. ("Mobile X-Ray") for $5.3 million in cash and shares of Integrated Health Services ("IHS") common stock with a value of $5.2 million with the possibility of the Company receiving additional cash consideration based upon the occurrence of certain future events. These transactions essentially complete the implementation of the Company's strategic plan to dispose of its non-core assets.

        On October 1, 1996, the Company together with its wholly-owned subsidiary, MEDIQ/PRN entered into a $260 million Credit Agreement with a group of lenders. The facility comprises a $25 million working capital line of credit, $135 million in term loans and a $100 million acquisition facility. Initial drawings on the facility were used to prepay all of the Company's senior debt (except capital leases) including MEDIQ/PRN's outstanding $100 million 12-1/8% Senior Secured Notes due 1999, and MEDIQ/PRN's subordinated obligations. The new facility may also be used, among other things, to finance the redemption or repurchase of the Company's other publicly-traded debt, or to finance strategic acquisitions.

        The Company also intends to expand its core businesses through strategic acquisitions, which would be financed, at least in part, by drawings under its new credit facility. However, there can be no assurance that any transactions will occur, or if they occur that they will be successfully integrated with the Company's existing operations.

        The Company was incorporated in 1977. Its principal offices are located at One MEDIQ Plaza, Pennsauken, New Jersey.

MEDIQ/PRN Life Support Services, Inc.

        MEDIQ/PRN provides essential cost-effective services to its customers. In order to maximize operating efficiency, health care providers often choose to rent movable medical equipment rather than incur the capital costs required to finance equipment purchases and the on-going expenses required for maintenance and repair. In addition, renting patient-ready equipment provides a vital adjunct that permits health care providers to meet periods of increased patient census without the need for investing capital in stand-by equipment. MEDIQ/PRN meets these needs by renting a wide variety of equipment to health care providers across the continuum of care. As of September 30, 1996, MEDIQ/PRN had available for rent over 650 different types of medical equipment, including adult and infant ventilators, adult, infant, neonatal and fetal monitors, infusion and suction pumps, incubators, infant warmers, pulse oximeters, sequential compression devices, oxygen concentrators and other movable critical care equipment for use in respiratory care, intensive care, labor and delivery, pediatric, neonatal intensive care and other departments of acute care general hospitals and for use in alternative care facilities, nursing homes, and by home health care providers. MEDIQ/PRN's customers rent equipment, which is delivered in most cases within two hours of a request, 24 hours a day, 365 days a year through 74 branch offices in major cities nationwide and 11 independent distributors. MEDIQ/PRN offers its customers a wide selection of rental programs including (i) daily, weekly or monthly rentals with fixed rate terms, (ii) longer-term rentals with pricing related to the length of the rental term, and
(iii) "usage" rentals on a per use, per hour or per day basis.

        MEDIQ/PRN also offers its Comprehensive Asset Management Program (CAMP), which analyzes a customer's total critical care equipment activity from all sources for the previous year. CAMP includes a menu of logistics and outsourcing services for movable medical equipment assets including equipment, personnel, maintance, documentation and tracking. MEDIQ/PRN also has programs where it acquires all or part of the customer's equipment and rents the equipment back to the customer, eliminating the customer's burdens of ownership, under utilization and seasonal usage. MEDIQ/PRN's customers can benefit from the use of CAMP through the reduction of biomedical and other hospital staff, lower equipment maintenance expenses and the elimination or reduction of capital expenditures for equipment. MEDIQ/PRN also offers its CAMP (Registered) Plus logistics program that provides similar management services for multi-site health care networks to manage, service and transport movable patient care equipment. A proprietary bar-code based asset management system provides customers maximum utilization of owned equipment. The system provides information used to track equipment, capture lost patient charges, control inventory and equipment migration, reduce the need for supplemental rentals and manage overall capital planning.

        MEDIQ/PRN provides a logistics and distribution service to equipment manufacturers to reduce their transportation costs through utilization of MEDIQ/PRN's national branch office network.

        MEDIQ/PRN also distributes a variety of disposables, accessories, and repair parts used with critical care equipment. MEDIQ/PRN provides one-stop shopping for supplies from all the leading manufacturers, and is the exclusive distributor of accessories and supplies for all the respiratory care equipment manufactured by Siemens Medical Systems, Inc.

        MEDIQ/PRN also provides complete service, including annual/major/electrical safety inspections, preventive maintenance and repairs for most brands and models of critical care equipment through a nationwide team of over 140 trained, experienced biomedical technicians. Service and repairs can be performed on-site, or pick up and delivery is available for servicing at one of MEDIQ/PRN's 85 locations or two major service centers.

        MEDIQ/PRN meets the needs of its customers for pre-owned equipment with a complete remarketing program of every major equipment category. Health care facilities can acquire pre-owned critical care equipment substantially below the cost of purchasing new units.

        MEDIQ/PRN also offers its customers complete programs for ventilator reconditioning including replacement of parts, calibration, operational verification and cosmetics.

        No single customer accounted for more than 10% of MEDIQ/PRN's revenues during fiscal 1996 or 1995.

Seasonality

        MEDIQ/PRN's business is seasonal, with demand historically peaking during periods of increased hospital census, which generally occurs in the winter months during the Company's second fiscal quarter.

Quality Assurance

        Quality control/quality assurance and risk management procedures are conducted for all of MEDIQ/PRN's medical equipment by trained biomedical technicians to ensure compliance with safety, testing and performance standards at all branch offices. All equipment is serviced and tested prior to delivery to customers in accordance with MEDIQ/PRN's Pre-Delivery Inspection Program, which is primarily derived from the Emergency Care Research Institute's ("ECRI's") programs. Most types of medical equipment rented by MEDIQ/PRN require routine servicing at scheduled intervals based upon hours of usage or passage of time, including complete testing and inspection of all components that may need to be replaced or refurbished. Routine servicing is conducted by MEDIQ/PRN's trained personnel at all of its branch locations. Major repairs are performed at MEDIQ/PRN's Pennsauken, New Jersey or Santa Fe Springs, California maintenance facilities by its biomedical equipment technicians.

Suppliers

        MEDIQ/PRN acquires substantially all of its medical equipment, repair parts, accessories or disposable products from approximately 100 suppliers. MEDIQ/PRN has entered into a long-term agreement with a vendor to purchase $7 million of certain products. MEDIQ/PRN is not dependent upon any single supplier and believes that alternative purchasing sources of medical equipment are available to MEDIQ/PRN should they be needed.

Competition

        The medical equipment rental industry is highly competitive, and MEDIQ/PRN encounters competition in all regions in which it operates. MEDIQ/PRN's competitors include (i) national and regional medical equipment rental and leasing companies and medical equipment distributors which rent medical equipment to health care providers; (ii) medical equipment manufacturers which sell medical equipment directly to health care providers; and (iii) general leasing and financing companies and financial institutions, such as banks, which finance the acquisition of medical equipment by health care providers. MEDIQ/PRN believes that key factors influencing the decision regarding the selection of a medical equipment rental vendor include availability and quality of medical equipment, service and price.

 Discontinued Operations

        In the fourth quarter of fiscal 1996, the Company entered into an agreement with NutraMax (NASDAQ:NMPC), a leading private label health and personal care products company. Pursuant to this agreement, the Company anticipates selling to NutraMax all of the 4,037,258 shares of NutraMax common stock owned by the Company at a price of $9.00 per share. Under the terms of the agreement, the Company will receive from NutraMax $19.9 million in cash and an interest-bearing promissory note in the amount of $16.4 million. The note is payable when NutraMax shares owned by the Company, which currently are held in escrow in support of the Company's 7.50% Exchangeable Subordinated Debentures, are released from that escrow. The NutraMax shares are to be released from escrow upon the purchase or redemption of the 7.50% debentures. Upon closing of the transaction, the Company will realize an after-tax gain of $6.2 million. The cash proceeds from this transaction will be used to reduce debt.

        On October 11, 1996, PCI, a leading provider of integrated pharmaceutical packaging services, was acquired by Cardinal. As a result, the Company received 966,000 shares of Cardinal stock which, based on the closing price on October 11, 1996 had a market value of $79.2 million. The Company recognized an after tax gain of $31.8 million in the first quarter of fiscal 1997. In December 1996, Cardinal's common stock split 3 for 2 and, accordingly, the Company now owns 1,449,000 shares of Cardinal which have an aggregate market value of $81.3 million based upon the closing price of $56.125 per share on December 20, 1996. The Company anticipates selling its Cardinal shares in fiscal 1997 and using the proceeds to reduce debt.

        In the second quarter of fiscal 1995, the Company adopted a plan to sell the following four non-core businesses: Medifac, Inc. ("Medifac"), a provider of health care facility planning, architectural and development services; Health Examinetics, Inc. ("Health Examinetics"), a provider of mobile health testing services; MEDIQ Mobile X-Ray Services, Inc. ("Mobile X-Ray"), a provider of portable X-ray and EKG services; and MEDIQ Imaging Services, Inc. ("MEDIQ Imaging"), a provider of diagnostic imaging services in mobile and fixed sites. In the fourth quarter of fiscal 1995, the Company revised the plan to include the operations of HealthQuest, Inc. ("HealthQuest"), a provider of case management and utilization review services. As a result, operating results and net assets of these five businesses have been reported as discontinued operations. Discontinued operations also include the Company's equity investment in InnoServ Technologies, Inc. ("InnoServ") (NASDAQ:ISER) which, through its various subsidiaries, provides hospitals, clinics and private physicians' offices with maintenance services for diagnostic imaging equipment, shared mobile computed tomography and cardiac catheterization services and other radiological parts and supplies. The Company owns 2,030,000 shares of InnoServ common stock, or approximately 40% of the outstanding shares. The present business operations of InnoServ include the business of the Company's former subsidiary, MEDIQ Equipment and Maintenance Services, Inc., which was merged with InnoServ in 1994. The Company anticipates divesting its investment in InnoServ in fiscal 1997. See footnote B to the Company's consolidated financial statements for certain financial information about discontinued operations.

        In November 1996, the Company sold substantially all of the assets of Mobile X-Ray to Symphony Diagnostics, Inc., a subsidiary of Integrated Health Services, Inc. (NYSE:IHS) for $5.3 million in cash and shares of Integrated Health Services common stock with a value of $5.2 million at the closing with the possibility of the Company receiving additional cash consideration based upon the occurrence of certain future events.

        In September 1996, the Company sold its ownership interest in HealthQuest, Inc. for cash of $75,000 which approximated its carrying value.

        In August 1995, the Company sold the assets of MEDIQ Imaging to NMC Diagnostic Services, Inc., a division of W. R. Grace and Co. for approximately $17 million in cash and the assumption of $9.7 million of debt.

        In June 1995, the Company sold Medifac and certain related assets to the management of Medifac for approximately $11 million in cash and notes, and the assumption of $26.9 million of non-recourse debt.

        The Company expects to sell Health Examinetics to its management for cash and an interest bearing note aggregating $1.7 million. The Company presently anticipates that the sale transaction will be completed in fiscal 1997.

Financial Information about Industry Segments

        The Company operates primarily in one business segment, exclusive of discontinued operations. The Company, through MEDIQ/PRN, rents medical equipment on a short-term basis nationwide. In fiscal 1996, this segment represented more than 90% of the consolidated revenues, operating profits and assets exclusive of corporate assets, which include net assets of discontinued operations of $54.7 million at September 30, 1996.

Government Regulations

        The Company's businesses are subject to Federal, state and local regulations relating to the operation of such businesses. The Company is unable to predict whether, or to what extent, new legislation or regulations affecting its businesses will be enacted and, if enacted, what impact they will have on the Company. In addition, government reimbursement of medical expenses are, to an increasing extent, made at fixed rates unrelated to actual costs. Consequently, hospitals and other health care providers are expected to continue to emphasize cost-containment and cost-efficiency measures, which the Company believes will increase the demand for its products and services. The following is a summary of some of the significant regulations currently affecting the operations of MEDIQ/PRN and the Company's other operations.

        Compliance with FDA Regulations - The FDA regulates companies which manufacture, prepare, propagate, compound or process medical devices. Device manufacturers must comply with registration and labeling regulations, submit premarket notifications or obtain premarketing approvals, comply with medical device reporting, tracking and post-market surveillance regulations and with device good manufacturing practices ("GMPs"), and are subject to FDA inspection. The GMP regulations specify the minimum standards for the manufacture, packing, storage, and installation of medical devices, and impose certain record keeping requirements. The FDA currently does not regulate MEDIQ/PRN or organizations which provide similar services as MEDIQ/PRN as device manufacturers. However, any company which services, repairs or reconditions medical devices could be subject to regulatory action by the FDA if its activities cause the devices to become adulterated or mislabeled. In addition, no assurance can be given that in the future the FDA will not regulate as device manufacturers companies such as MEDIQ/PRN, which acquire ownership of devices, recondition or rebuild such devices and rent them to customers or which service, repair or recondition devices owned by others. The Company is unable to predict the cost of compliance if any such regulations were to be adopted. MEDIQ/PRN is required to comply with certain other device tracking and reporting regulations administered by the FDA.

        See also "Legal Proceedings" herein for certain additional information.

Employees

        As of December 1, 1996, the Company and its wholly-owned subsidiaries have approximately 800 employees, of which approximately 100 are employees of discontinued operations. The Company believes relations with employees are satisfactory.


ITEM 2. PROPERTIES

        The Company's principal facility is located in Pennsauken, New Jersey, where the Company's corporate offices and a portion of its operating activities are located, including MEDIQ/PRN's corporate offices. The Company and its wholly-owned subsidiaries also lease office and warehouse space in approximately 80 locations throughout the United States for local and regional operations. The properties owned and leased by the Company and its wholly-owned subsidiaries are believed to be adequate for the Company's operations.

ITEM 3. LEGAL PROCEEDINGS

        MEDIQ Imaging, the assets of which were sold by the Company in August 1995, is presently the subject of a criminal and civil investigation by the United States Attorney's Office for the District of New Jersey and the Department of Health and Human Services. The investigation has focused on advice given by certain MEDIQ Imaging employees to physician customers of MEDIQ Imaging relating to the reassignment of certain Medicare claims. The Company and MEDIQ Imaging voluntarily reported the issue to the U.S. Government in January 1995 after learning that the advice given by the employees may have been inconsistent with the regulations relating to reassignment. The Company and MEDIQ Imaging have been cooperating in the investigation. In August 1995, in connection with the sale of MEDIQ Imaging, the Company provided the U.S. Government with a guarantee of approximately $7.1 million in connection with any settlement or judgment obtained by the U.S. Government. Management believes that there has been no violation of any statute or regulation by MEDIQ Imaging or any of its officers, directors or employees. Although the Company believes there has been no violation, if the U.S. Government obtains a judgment, the amount of the judgment against MEDIQ Imaging may exceed the guarantee amount. However, management and outside counsel are not aware of any evidence that would enable the U.S. Government to proceed against the Company beyond the limits of the guarantee.

        MEDIQ Mobile X-Ray Services, Inc. ("Mobile X-Ray"), the assets of which the Company sold in November 1996, is presently the subject of an investigation by the Wage and Hour Division of the United States Department of Labor (the "DOL"). The DOL has indicated that it believes that the practice of treating technologists as exempt professionals is incorrect. The Company maintains that the practice of treating x-ray technologists as exempt is correct and proper. A request for an official position statement has been sent to the Wage and Hour Administrator of the DOL. The DOL has indicated that it will broaden the scope of the investigation to include technologists at all other Mobile X-Ray locations. Potential liability is retroactive from the day a lawsuit is initiated by the Solicitor of Labor and could include double liquidated damages and penalties. No suit has been filed at this time.

        On November 28, 1995, in the United States District Court for the Middle District of Pennsylvania, ATS Medical Servces, Inc. ("ATS"), a former subsidiary of the Company, and the president of ATS each pled guilty to one count of misprision of a felony in violation of Title 18, United States Code, Section 4. In addition, ATS agreed to repay the government $2.1 million for excess reimbursement received by ATS from the Medicare Program from 1988 through 1992. The payment is part of a settlement agreement entered into between ATS, the United States Government and Gerard Callie, a former ATS employee, who had filed a civil lawsuit on behalf of the government against ATS pursuant to the False Claim Act, Title 31, United States Code, Sections 3729 - et seq., relating to ATS's alleged excess reimbursement. The court sentenced ATS, on June 24, 1996, to a term of probation of two years. The court imposed no fine on ATS. A mandatory special assessment of $200 was imposed and paid by ATS. In November 1996, in connection with the sale of Mobile X-Ray, the outstanding balance of this obligation was paid with a portion of the proceeds of the sale.

        On June 12, 1996, the Company, ATS and Mobile X-Ray Services were sued in the United States District Court for the Middle District of Pennsylvania by Gerard and Sharon Callie, who are both former employees of ATS. The lawsuit alleges that the Callies were wrongfully terminated and asserts claims pursuant to the whistleblower provisions of the False Claims Act and the Pennsylvania Wage Payment and Collection Law. The plaintiffs made a demand for damages totaling nearly $800,000. The Company believes it has no liability and intends to vigorously defend this case.

        In addition, the Company has pending several legal claims incurred in the normal course of business, which in the opinion of management, will not have material effect on the consolidated financial statements. See Note I to the Company's Consolidated Financial Statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended September 30, 1996.


 -----------------------------------------------------------------------------


        For the purposes of calculating the aggregate market value of the shares of common stock of the Company held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares beneficially owned by directors and executive officers of the Company. However, this should not be deemed to constitute an admission that all directors and executive officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of officers, directors and principal shareholders is included in the Company's definitive proxy statement filed or to be filed with the Securities and Exchange Commission.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

        The Company's Common Stock and its Series A Preferred Stock, which is convertible into Common Stock, are listed on the American Stock Exchange. The following table sets forth the high and low sales prices for the Company's Common and Preferred Stocks on the American Stock Exchange for the past two fiscal years.

                                    Common Stock       Preferred Stock
                                    ------------       ---------------
Fiscal year ended September 30,     High      Low       High      Low
-------------------------------     ----      ---       ----      ---
        1996:

                First Quarter      $5.438    $4.000    $4.500    $4.125
                Second Quarter      5.438     4.000     5.000     4.000
                Third Quarter       6.500     4.938     6.125     4.875
                Fourth Quarter      6.000     5.500     5.625     5.500

        1995:

                First Quarter      $4.063    $3.563    $3.813    $3.625
                Second Quarter      5.750     3.750     5.500     3.750
                Third Quarter       6.188     5.125     5.750     5.063
                Fourth Quarter      6.188     5.063     5.875     5.375


        As of December 1996, there were approximately 2,000 holders of record of the Company's Common Stock and approximately 350 holders of record of the Company's Preferred Stock. Since a portion of the Company's Common Stock and Preferred Stock is held in "street" or nominee name, the Company is unable to determine the exact number of beneficial holders.

        The Company did not pay any dividends in fiscal 1996 or 1995. The terms of the Company's Credit Agreement, entered into on October 1, 1996, preclude the payment of cash dividends until October 1, 1997.

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



                                                             Year Ended September 30,
                                           --------------------------------------------------------
                                           1996       1995(2)        1994          1993        1992
                                           ----       -------        ----          ----        ----
                                                     (in thousands, except per share data)
Summary Statement of Operations Data:

Revenues                                 $ 136,066    $ 132,241    $  81,498    $  89,994    $ 102,195
Operating income                            25,446       24,202        1,354        8,614        4,573
Interest expense                           (27,307)     (29,241)     (21,335)     (21,043)     (18,815)
Other (1)                                   (4,695)       1,381        7,381        1,918       (6,810)
Loss from continuing operations
   before income tax expense (benefit)      (6,556)      (3,658)     (12,600)     (10,511)     (21,052)
Loss from continuing operations             (6,178)      (3,346)      (8,254)      (5,145)     (11,220)

Per Share Data:

Loss from continuing operations          $    (.25)   $    (.14)   $    (.34)   $    (.21)   $    (.47)
Cash dividends per common share          $    --      $    --      $     .09    $     .12    $     .06
Cash dividends per preferred share       $    --      $    --      $     .05    $     .07    $     .03
Weighted average shares outstanding         24,967       24,604       24,405       24,366       24,007



                                                                 September 30,
                                               -----------------------------------------------------
                                               1996       1995       1994(2)      1993          1992
                                               ----       ----       -------      ----          ----
                                                                 (in thousands)
Summary Balance Sheet Data:

Current assets                                $ 44,793   $ 44,436   $ 35,041     $ 42,500     $ 48,431
Investments in discontinued operations          54,717     70,162     99,911       98,095      116,598
Property, plant and equipment                  122,706    132,823    149,051      117,748      112,621
Total assets                                   297,863    334,169    377,795      308,827      315,280
Current liabilities                             35,054     64,685     59,610       47,001       45,303
Senior debt, net of current portion            192,461    136,949    162,436      115,604      131,014
Subordinated debt, net of current portion       41,229     81,907    103,388       86,229       63,539
Stockholders' equity                            17,445     31,517     36,280       44,574       58,748




Notes to Selected Consolidated Financial Data
(1) The Company recorded a $6 million reserve on the note receivable from MHM Services, Inc. ("MHM") in 1996. Net gains (losses) from the sale of assets were $.6 million, ($.4) million, $4.7 million, ($.3) million and $3.0 million in 1996, 1995, 1994, 1993 and 1992, respectively. In 1992, the
     Company recorded a loss reserve of $10.6 million for an investment in a real estate limited partnership.
(2) On September 30, 1994, MEDIQ/PRN acquired the critical care and life support rental equipment inventory of KCI. The purchase price, which was primarily financed with long-term debt, approximated $88 million, including transaction costs and the assumption of certain capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

General

        During fiscal 1996 the Company continued to pursue its previously announced strategy of divesting substantially all operating assets other than MEDIQ/PRN and MEDIQ Management Services and using the proceeds thereof to reduce indebtedness.

        In September 1996, the Company entered into an agreement with NutraMax Products, Inc. ("NutraMax") pursuant to which NutraMax agreed to repurchase all of its shares owned by the Company, for a purchase price of approximately $36.3 million, or $9.00 per share, and the Company sold its ownership interest in HealthQuest, Inc. for $75,000 which approximated carrying value. In October 1996, PCI Services, Inc. ("PCI") was acquired by Cardinal Health, Inc. ("Cardinal"). In that transaction the Company received 1,449,000 shares (adjusted for stock split) of Cardinal stock in exchange for its 46% ownership interest in PCI. The Cardinal shares are anticipated to be sold during fiscal 1997. Accordingly, the Company's equity investments and equity in earnings of PCI and NutraMax have been classified as discontinued operations in the Company's consolidated financial statements. In November 1996, the Company sold substantially all of the assets of MEDIQ Mobile X-Ray Services, Inc. ("Mobile X-Ray") for $5.3 million in cash and shares of Integrated Health Services ("IHS") common stock with a value of $5.2 million with the possibility of the Company receiving additional cash consideration based upon the occurrence of certain future events. These transactions essentially complete the implementation of the Company's strategic plan to dispose of its non-core assets.

        With the $88 million acquisition in 1994 of the movable medical equipment of KCI Therapeutic Services, Inc., a subsidiary of Kinetic Concepts, Inc. ("KCI"), MEDIQ/PRN, the Company's core business, strengthened its position as the leading company in the United States renting movable critical care to acute care hospitals, alternative care facilities, nursing homes and health care providers on an "as-needed basis." With the successful integration of these assets into its 85 office distribution network, MEDIQ/PRN expanded its market presence into all 50 states, increased market share and improved its service standards.

        The Company intends to continue to seek to expand its core businesses through other strategic acquisitions. However, there can be no assurances that the Company will be successful in identifying suitable acquisition candidates, consummating any transactions or, if it completes any acquisition transaction, in successfully integrating the operations of any acquired entity.

        The Company's other operating subsidiary is MEDIQ Management Services, Inc., a provider of management and consulting services to health care providers and management and other administrative support services to diagnostic imaging centers. MEDIQ/PRN also participates in a joint venture through a limited liability company, MEDIQ PRN/HNE, L.L.C., d/b/a SpectraCair, which rents health care providers mattress systems designed to treat, prevent or manage pressure ulcers.

Discontinued Operations

        In the fourth quarter of fiscal 1996, the Company entered into an agreement with NutraMax (NASDAQ:NMPC), a leading private label health and personal care products company. Pursuant to this agreement the Company anticipates selling to NutraMax all of the 4,037,258 shares of NutraMax common stock owned by the Company at a price of $9.00 per share. Under the terms of the agreement, the Company will receive from NutraMax $19.9 million in cash and an interest-bearing promissory note in the amount of $16.4 million. The note is payable when NutraMax shares owned by the Company, which currently are held in escrow in support of the Company's 7.50% Exchangeable Subordinated Debentures, are released from that escrow. The NutraMax shares are to be released from escrow upon the purchase or redemption of the 7.50% debentures. Upon the closing of the transaction, the Company will realize an after-tax gain of $6.2 million. The cash proceeds from this transaction will be used to reduce debt.

        On October 11, 1996, PCI, a leading provider of integrated pharmaceutical packaging services, was acquired by Cardinal. As a result, the Company received 966,000 shares of Cardinal stock which, based on the closing price on October 11, 1996 had a market value of $79.2 million. The Company realized an after tax gain of $31.8 million in the first quarter of fiscal 1997. In December 1996, Cardinal's common stock split 3 for 2 and the Company now owns 1,449,000 shares which have an aggregate market value of $81.3 million based upon the closing price of $56.125 per share on December 20, 1996. The Company anticipates selling its Cardinal shares in fiscal 1997 and using the proceeds to reduce debt.

        In the second quarter of fiscal 1995, the Company adopted a plan to sell the following four non-core businesses: Medifac, Inc. ("Medifac"), a provider of health care facility planning, architectural and development services; Health Examinetics, Inc. ("Health Examinetics"), a provider of mobile health testing services; MEDIQ Mobile X-Ray Services, Inc. ("Mobile X-Ray"), a provider of portable X-ray and EKG services; and MEDIQ Imaging Services, Inc. ("MEDIQ Imaging"), a provider of diagnostic imaging services in mobile and fixed sites. In the fourth quarter of fiscal 1995, the Company revised the plan to include the operations of HealthQuest, Inc. ("HealthQuest"), a provider of case management and utilization review services. As a result, operating results for fiscal 1995 and net assets of these five businesses for fiscal 1995 and 1996 have been reported as discontinued operations. Discontinued operations also include the Company's equity investment in InnoServ Technologies, Inc. which is anticipated to be divested during fiscal 1997.

        In November 1996, the Company sold substantially all of the assets of Mobile X-Ray to Symphony Diagnostics, Inc., a subsidiary of Integrated Health Services, Inc. (NYSE:IHS) for $5.3 million in cash and shares of Integrated Health Services common stock with a value of $5.2 million at the closing with the possibility of the Company receiving additional cash consideration based upon the occurrence of certain future events.

        In September 1996, the Company sold its ownership interest in HealthQuest, Inc. for $.75,000 which approximated its carrying value.

        In August 1995, the Company sold the assets of MEDIQ Imaging to NMC Diagnostic Services, Inc., a division of W.R. Grace & Co., for approximately $17 million in cash and the assumption of $9.7 million of debt.

        In June 1995, the Company sold Medifac and certain related assets to the management of Medifac for approximately $11 million, consisting of $6 million in cash and $5 million in notes, and the assumption of $26.9 million of non-recourse debt.

        The Company expects to sell Health Examinetics to its management for cash and an interest bearing note aggregating $1.7 million. The Company presently anticipates that the sale transaction will be completed in fiscal 1997.

Results of Operations

Fiscal Year 1996 Compared with Fiscal Year 1995

        Revenues from continuing operations were $136.1 million, as compared to $132.2 million in the prior year, an increase of $3.9 million, or 3%. Revenue growth aggregating $6.2 million was primarily attributable to the sale of repair parts, accessories and disposable products, outsourcing services and sales of equipment. This growth was partially offset by lower equipment rentals as a result of the absence in fiscal 1996 of a sustained flu season, the non-renewal of a number of long-term rental contracts as a result of customer purchases and a trend in the marketplace of better utilization of equipment of customers partially offset by an increase in the number or rental customers. The Company expects this trend to continue, with increased potential for its CAMP and CAMP Plus programs as customers seek to reduce capital and operating expenses.

        Operating income from continuing operations was $25.4 million, as compared to $24.2 million in 1995, an increase of $1.2 million, or 5%. The improvement in operating income was attributable to reductions in corporate overhead of $4.1 million, as compared to fiscal 1995, as a result of non-recurring expenses in fiscal 1995 associated with the activities of the Special Committee of the Board of Directors and the reduction in corporate personnel in connection with the corporate restructuring plan adopted in the first quarter of fiscal 1996. This reduction was partially offset by a restructuring charge of $2.2 million for employee severance costs incurred in connection with a plan approved by the Board of Directors to downsize corporate functions and consolidate certain activities with the operations of MEDIQ/PRN.

        Interest expense decreased 7%, to $27.3 million, from $29.2 million in 1995. The decrease was primarily attributable to a net reduction in indebtedness and was partially offset by an increase in the interest rate of MEDIQ/PRN's $100 million Senior Secured Notes from 11-1/8% to 12-1/8% effective October 1, 1995.

        Interest income of $1.5 million was consistent with the prior year and was primarily derived from the Company's note receivable from MHM Services, Inc., ("MHM" formerly a wholly-owned subsidiary of the Company which was spun-off to shareholders in August 1993).

        Other charges and credits for 1996 included the establishment of a reserve on the note receivable from MHM of $6 million as a result of the Company's analysis of the financial condition of MHM and a charge of $.6 million related to the excess of the purchase price over the carrying value of a warrant issued by MEDIQ/PRN in 1992 to a lender in connection with the financing of an acquisition. The purchase price of the warrant was $1.6 million. These charges were partially offset by gains on the sales of operating assets of $.6 million. Fiscal 1995 included a loss of $1.1 million from the sale of the Company's equity interest in New West Eyeworks, Inc. in April 1995 for $3.0 million, and income of $.6 million representing a portion of the contingent proceeds earned in 1995 from the prior year sale of the Company's interest in a kidney stone treatment center.

        The pretax loss from continuing operations before extraordinary item was $6.6 million for 1996, as compared to a pretax loss of $3.7 million in the prior year. The increase in pretax loss was attributable to the reserve on the note receivable from MHM, the restructuring charge and the charge related to the repurchase of the MEDIQ/PRN warrant partially offset by net reductions in interest expense and corporate overhead. The pretax loss in 1995 included non-recurring expenses of $1.7 million related to the strategic activities of the Board of Directors and a loss of $1.1 million on the sale of the Company's equity interest in New West Eyeworks.

        The income tax benefit related to continuing operations was $.4 million, as compared to a benefit of $.3 million in the prior year. The Company's effective tax rates were disproportionate compared to the statutory rates as a result of goodwill amortization and the non-recognition for state income tax purposes of certain operating losses.

        Revenues from discontinued operations (excluding equity investors) were $36.8 million in 1996, as compared to $78.4 million in 1995. The net loss from discontinued operations was $10.7 million in 1996, as compared to $1.6 million in 1995, and consisted principally of revisions to the estimates of sales proceeds for the disposal of the Company's investments in discontinued operations, including reserves relating to investigations as discussed in Item
3. "Legal Proceedings" and Note I to the Consolidated Financial Statements.

        In connection with repayments of debt, the Company realized an extraordinary gain of $1.7 million, or $1.1 million net of taxes in 1996.

Fiscal Year 1995 Compared with Fiscal Year 1994

        Revenues from continuing operations were $132.2 million, as compared to $81.5 million in the prior year, an increase of $50.7 million, or 62%. This revenue growth was primarily attributable to the KCI acquisition. The Company incorporated the additional movable medical equipment obtained from the acquisition on September 30, 1994 into its national distribution network with the addition of six branch offices, which resulted in substantially higher revenues.

        Operating income from continuing operations was $24.2 million, as compared to $1.4 million in 1994. The improvement in operating income was attributable to additional revenues and improved operating margins resulting from the KCI acquisition. Non-operating activities, including corporate overhead, accounted for operating losses of $7.8 million in 1995, as compared to $6.1 million in 1994.

        Operating income from continuing operations in 1995 was adversely affected by corporate general and administrative expenses of approximately $1.7 million incurred in connection with the Company's corporate strategic activities during the year. These activities, which included the formation and activities of a Special Committee of the Board of Directors to explore alternative ways of maximizing shareholder value, were concluded in October 1995 when the Board accepted the recommendation of the Special Committee to reject two outstanding offers to acquire the Company and terminate any further efforts to sell the Company at that time.

        Interest expense increased 37%, to $29.2 million, from $21.3 million in 1994. Increased debt associated with financing MEDIQ/PRN's acquisition of KCI on September 30, 1994, resulted in higher interest expense, partially offset by lower interest at the corporate level. Net cash proceeds from the sale of discontinued operations in June and August 1995 aggregating approximately $24 million were used to reduce notes payable to banks and other long-term debt.

        Interest income was $1.5 million in 1995 and $1.4 million in 1994 and was primarily derived from the Company's note receivable from MHM.

        Other charges and credits for 1995 included a loss of $1.1 million from the sale of the Company's equity interest in New West Eyeworks, Inc. in April 1995 for $3.0 million, and income of $.6 million representing a portion of the contingent proceeds earned in 1995 from the prior year sale of the Company's interest in a kidney stone treatment center. Fiscal 1994 included a gain of $4.0 million related to the sale of the kidney stone treatment center and gains totaling $1.4 million from dividends and the sale of other assets, including a portion of the Company's equity interest in New West Eyeworks.

        The pretax loss was $3.7 million for 1995, as compared to a pretax loss of $12.6 million in the prior year. The improvement in pretax income was attributable to MEDIQ/PRN and the success of its integration of the assets acquired in the KCI acquisition into its nationwide distribution network. Fiscal 1995 included non-recurring expenses of $1.7 million related to the strategic activities of the Board of Directors and a loss of $1.1 million on the sale of the Company's equity interest in New West Eyeworks. The pretax loss in 1994 included gains from the sale of the Company's interest in a kidney stone treatment center and other assets totaling $5.4 million.

        The income tax benefit related to continuing operations was $.3 million, as compared to $4.3 million in the prior year. The Company's effective tax rates were disproportionate compared to the statutory rates as a result of goodwill amortization and the non-recognition for state income tax purposes of certain operating losses.

        Revenues from discontinued operations were $78.4 million in 1995, as compared to $86.6 million in 1994. The net loss from discontinued operations was $1.6 million in 1995, consisting of net income of $3.1 million from operations partially offset by a net loss on disposal of $4.7 million as compared to net income of $1.0 million in the prior year.

Liquidity and Capital Resources

        In 1996, cash provided by operating activities increased to $29.1 million, as compared to $24.7 million in the prior year. This increase was principally the result of increased operating income and reduced working capital requirements.

        Net cash used in investing activities was $16.9 million for 1996, primarily attributable to expenditures for rental medical equipment totaling $18.1 million, the repurchase of the MEDIQ/PRN warrant for $1.6 million partially offset by proceeds from the sale of assets and discontinued operations of $5.5 million. The Company presently anticipates capital expenditures of approximately $14 million during fiscal 1997, primarily for rental medical equipment. The Company intends to finance the rental medical equipment expenditures with cash from operations.

        Net cash used in financing activities was $11.9 million for 1996 and consisted primarily of debt repayments of $39 million partially offset by borrowings of $25.7 million and proceeds from exercise of stock options of $1.4 million.

        On October 1, 1996, the Company, together with MEDIQ/PRN entered into a $260 million Credit Agreement with a group of lenders led by Banque Nationale de Paris as Administrative Agent and Initial Issuing Bank and NationsBank, N.A. as the Documentation Agent (the "Credit Agreement"). The Credit Agreement provides for four separate loans, a Term A loan ($35 million), a Term B loan ($100 million), an Acquisition Revolver ($100 million) and a Working Capital Revolver ($25 million). The amounts available under the Credit Agreement allowed the Company to refinance substantially all of its existing senior debt, its outstanding lines of credit, all of MEDIQ/PRN's subordinated debt, and MEDIQ/PRN's $100 million 12-1/8% Senior Secured Notes due 1999. Upon completion of the financing, the Company had $40 million available under the Acquisition Revolver and $10 million available under the Working Capital Revolver both of which were available to the Company upon continued compliance with certain financial covenants and/or ratios.

        The loans bear interest at either the prime rate plus a factor or at a Eurodollar rate plus a factor. The factor changes quarterly based upon the Company's leverage ratio. On October 1, 1996, the Company's interest rate on the Term A loan, the Acquisition Revolver and the Working Capital Revolver was prime (8.25% at September 30, 1996) plus 1.25% or Eurodollar (5.38 % at September 30,
1996) plus 2.75% and the interest rate on the Term B loan was prime plus 1.75% or Eurodollar plus 3.25%. The loans are collateralized by substantially all of the assets of the Company. The proceeds from the sales of PCI, NutraMax, Mobile X-Ray and Health Examinetics aggregating approximately $128 million, must be utilized to repay outstanding advances under the Acquisition Revolver upon receipt.

        The Term A loan is payable in quarterly installments of $1.2 million beginning December 31, 1996 through September 30, 2001 and in quarterly installments of $2.75 million from December 31, 2001 through September 30, 2002. The Term B loan is payable in quarterly installments of $.25 million beginning December 31, 1996 through September 30, 2002, quarterly installments of $8.5 million in fiscal 2003 and quarterly installments of $15 million in fiscal 2004. The Company can borrow and repay under the Acquisition Revolver until March 31, 1998 in accordance with the Credit Agreement. On March 31, 1998, the Acquisition Revolver converts to a term loan which will be repaid in quarterly installments beginning on June 30, 1998. The first two installments will be at 5.0% of the converted balance and all remaining quarterly payments will be at 5.625% of the converted balance. The Working Capital Revolver terminates on September 30, 2002 at which time all outstanding balances are due.

        The Credit Agreement requires the Company to maintain certain financial ratios and imposes certain other financial and dividend limitations. The terms of the Company's Credit Agreement preclude the payment of dividends until October 1, 1997.

        As a result of the refinancing, the Company recognized in the first quarter of 1997, an extraordinary charge of $13 million before taxes resulting from the write-off of deferred charges and premiums incurred related principally to the tender offer to purchase the $100 million Senior Secured Notes, and a non-recurring charge of $11 million for the purchase of a warrant to purchase 10% of MEDIQ/PRN issued in connection with financing the KCI acquisition.

        Accordingly, the Company has reflected the outstanding balances of its lines of credit, subordinated debt and Senior Secured Notes as long-term senior debt on its Consolidated Balance Sheet at September 30, 1996.

        The Company may also use a portion of the new credit facility to redeem or repurchase its 7.25% convertible subordinated debentures and its 7.50% exchangeable subordinated debentures. However, except to the extent required by the terms of the indentures pursuant to which these debentures were issued, there can be no assurance that any such redemption or repurchase will occur.

        In accordance with the terms of the Credit Agreement, effective November 15, 1996, the Company entered into interest rate hedge transactions which terminate in January 2000. Under one of these transactions, on $50 million of borrowings, the Company's base Eurodollar borrowing rate is fixed at 6.26% per annum, instead of a floating Eurodollar rate. Under the second hedge transaction, on an additional $50 million of borrowings, the Company's base Eurodollar rate cannot be lower than 5.25% or greater than 7.43%.

        The Company's 7.25% convertible subordinated debentures due 2006 require the Company to offer to repurchase a portion of the debentures if stockholders' equity is $40 million or less at the end of two consecutive fiscal quarters. Since June 30, 1994, the Company's stockholders' equity has been less than $40 million. The Company repurchased $22.5 million principal amount of debentures in fiscal 1996. As of September 30, 1996, the Company is required to either repurchase or offer to redeer $11.25 million of debentures in fiscal 1997. These debentures were reclassified to long-term senior debt in connection with the terms of the refinancing discussed above since the redemption of the 7.25% debentures must be made from drawings on the Acquisition Revolver. In November and December 1996, the Company repurchased an aggregate of $2.2 million of the debentures at approximately face value in the open market. The Company is required to either repurchase or offer to redeem $9.05 million of debentures prior to January 30, 1997 pursuant to the terms of the mandatory redemption provisions of the indenture. Additionally, the Company is required to either repurchase or offer to redeem $11.25 million of debentures prior to July 30, 1997 and semi-annually thereafter until all of the debentures are repurchased or stockholders' equity is more than $40 million. Accordingly, the Company has classified $22.5 million as senior debt in accordance with the terms of the Credit Agreement.

        As of September 30, 1996, the Company had lines of credit aggregating $31 million, bearing interest at rates ranging from prime (8.25% at September 30, 1996) to prime plus 1.5%. At September 30, 1996, the Company had $26.4 million in borrowings and $2.0 million of letters of credit outstanding under these facilities. As a result of the refinancing discussed above, the outstanding amounts under these facilities are reflected as long-term senior debt in the Company's Consolidated Balance Sheet at September 30, 1996.

        The Company expects that its primary sources of liquidity for operating activities will be generated through cash flows from MEDIQ/PRN. Proceeds from the sale of discontinued operations and miscellaneous assets will be used to repay long-term debt. The Company believes that sufficient funds will be available from operating cash flows, the sale of assets and the new credit facility to meet the Company's anticipated operating and capital requirements, including obligations to redeem or repurchase in the open market a portion or all of the 7.25% and/or 7.50% debentures as previously discussed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                           Page
                                                                           ----
Independent Auditors' Report                                                18

Consolidated Statements of Operations -
 Three Years Ended September 30, 1996                                       19

Consolidated Balance Sheets - September 30, 1996 and 1995                   20

Consolidated Statements of Stockholders' Equity -
 Three Years Ended September 30, 1996                                       21

Consolidated Statements of Cash Flows -
 Three Years Ended September 30, 1996                                       22

Notes to Consolidated Financial Statements                                 23-37

                          Independent Auditors' Report


Board of Directors and Stockholders
MEDIQ Incorporated
Pennsauken, New Jersey


        We have audited the accompanying consolidated balance sheets of MEDIQ Incorporated and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also include the financial statement schedules listed in the index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MEDIQ Incorporated and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.






DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
December 26, 1996

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Year Ended September 30,
                                                                     -----------------------------------
                                                                     1996           1995            1994
                                                                     ----           ----            ----
                                                                    (in thousands, except per share data)

Revenues                                                         $   136,066    $   132,241    $    81,498

Costs and Expenses:
  Operating                                                           57,468         53,164         38,654
  Selling and administrative                                          20,795         24,714         20,364
  Restructuring                                                        2,200           --             --
  Depreciation and amortization                                       30,157         30,161         21,126
                                                                 -----------    -----------    -----------
                                                                     110,620        108,039         80,144
                                                                 -----------    -----------    -----------
Operating Income                                                      25,446         24,202          1,354

Other (Charges) Credits:
  Interest expense                                                   (27,307)       (29,241)       (21,335)
  Interest income                                                      1,452          1,502          1,395
  Other                                                               (6,147)          (121)         5,986
                                                                 -----------    -----------    -----------
Loss from Continuing Operations before
  Income Tax Benefit and Extraordinary Charge                         (6,556)        (3,658)       (12,600)

Income Tax Benefit                                                      (378)          (312)        (4,346)
                                                                 -----------    -----------    -----------

Loss from Continuing Operations before
  Discontinued Operations and Extraordinary Charge                    (6,178)        (3,346)        (8,254)

Discontinued Operations:
  Income from operations (net of income taxes of
  $2,025,000 in 1996; $3,393,000 in 1995 and $301,000 in 1994)         3,929          3,132            936
  Loss on disposal (net of income taxes of ($5,406,000)
  in 1996 and $953,000 in 1995)                                      (14,598)        (4,733)          --
                                                                 -----------    -----------    -----------
                                                                     (10,669)        (1,601)           936
                                                                 -----------    -----------    -----------

Loss before Extraordinary Charge                                     (16,847)        (4,947)        (7,318)

Extraordinary Gain, Early Retirement of Debt
  (net of income tax expense of $587,000)                              1,143           --             --
                                                                 -----------    -----------    -----------
Net Loss                                                         $   (15,704)   $    (4,947)   $    (7,318)
                                                                 ===========    ===========    ===========

Earnings Per Share:
  Income (Loss) from:
    Continuing Operations                                        $      (.25)   $      (.14)   $      (.34)
    Discontinued Operations                                             (.43)          (.06)           .04
                                                                 -----------    -----------    -----------
  Loss before Extraordinary Gain                                        (.68)          (.20)          (.30)
  Extraordinary Gain                                                     .05           --             --
                                                                 -----------    -----------    -----------
  Net Loss                                                       $      (.63)   $      (.20)   $      (.30)
                                                                 ===========    ===========    ===========
Weighted Average Shares Outstanding                                   24,967         24,604         24,405
                                                                 ===========    ===========    ===========


                 See Notes to Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,
                                                                               ----------------
                                                                               1996        1995
                                                                               ----        ----
                                                                                (in thousands)
                                     Assets
                                     ------
Current Assets:

  Cash                                                                      $   3,219    $   2,966
  Accounts receivable (net of allowance of $2,383,000 in
    1996 and $2,207,000 in 1995)                                               30,233       27,884
  Inventories                                                                   6,614        4,181
  Deferred income taxes                                                         2,447        4,310
  Other current assets                                                          2,280        5,095
                                                                            ---------    ---------
        Total Current Assets                                                   44,793       44,436

Investment in discontinued operations - restricted                             54,717       70,162
Note receivable from MHM                                                        3,967       10,733
Property, plant and equipment                                                 122,706      132,823
Goodwill                                                                       58,321       61,744
Other assets                                                                   13,359       14,271
                                                                            ---------    ---------
Total Assets                                                                $ 297,863    $ 334,169
                                                                            =========    =========

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current Liabilities:
  Accounts payable                                                          $   8,907    $   6,694
  Accrued expenses                                                             17,169       20,230
  Other current liabilities                                                       458          461
  Current portion of long-term debt                                             8,520       37,300
                                                                            ---------    ---------
        Total Current Liabilities                                              35,054       64,685

Senior debt                                                                   192,461      136,949
Subordinated debt                                                              41,229       81,907
Deferred income taxes                                                           7,254       13,414
Other liabilities                                                               4,420        5,697

Commitments and contingencies                                                    --           --

Stockholders' Equity:
  Preferred stock ($.50 par value:  Authorized 20,000,000 shares;
    issued Series A: 6,688,000 in 1996 and 6,752,000 in 1995)                   3,344        3,376
  Common stock ($1 par value:  Authorized 40,000,000 shares;
    issued 19,191,000 in 1996 and 19,127,000 in 1995)                          19,191       19,127
  Capital in excess of par value                                               21,517       22,124
  Accumulated deficit                                                         (21,771)      (6,067)
  Treasury stock, at cost (preferred shares:  377,000 in 1996 and
     377,000 in 1995; common shares:  772,000 in 1996 and 1,275,000 in 1995)
                                                                               (4,836)      (7,043)
                                                                            ---------    ---------
        Total Stockholders' Equity                                             17,445       31,517
                                                                            ---------    ---------
Total Liabilities and Stockholders' Equity                                  $ 297,863    $ 334,169
                                                                            =========    =========



                 See Notes to Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)



                               Preferred Stock        Common Stock                  Retained
                               ---------------      ----------------   Capital in   Earnings
                               Shares               Shares             Excess of  (Accumulated  Treasury
                               Issued    Amount     Issued    Amount   Par Value    Deficit)     Stock
                               ------   -------     ------   -------   ---------  ------------  --------

Balance October 1, 1993         6,838   $ 3,419     19,042   $19,042   $23,349    $ 8,281       $ (9,517)

Net loss                                                                           (7,318)
Dividends                                                                          (2,083)
Conversion of preferred stock
  to common stock                 (22)      (11)        22        22       (11)
Issuance of stock                                                         (600)                    1,309
Stock options exercised                                                   (381)                      779
                                -----   -------     ------   -------   -------   --------       --------
Balance September 30, 1994      6,816     3,408     19,064    19,064    22,357     (1,120)        (7,429)

Net loss                                                                           (4,947)
Conversion of preferred stock
  to common stock                 (64)      (32)        63        63       (31)
Stock options exercised                                                   (202)                      386
                                -----   -------     ------   -------   -------   --------       --------
Balance September 30, 1995      6,752     3,376     19,127    19,127    22,124     (6,067)        (7,043)

Net loss                                                                          (15,704)
Conversion of preferred stock
  to common stock                 (64)      (32)        64        64       (32)
Stock options exercised                                                   (575)                   2,207
                                -----   -------     ------   -------   -------   --------      --------
Balance September 30, 1996      6,688   $ 3,344     19,191   $19,191   $21,517   $(21,771)     $ (4,836)
                                =====   =======     ======   =======   =======   ========      ========


                 See Notes to Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Year Ended September 30,
                                                                                             --------------------------------------
                                                                                               1996           1995           1994
                                                                                             --------       --------       --------

Cash Flows From Operating Activities                                                                        (in thousands)
Net loss                                                                                     $(15,704)      $ (4,947)      $ (7,318)
Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                          30,157         30,161         21,126
        Provision for doubtful accounts                                                         1,237            993            984
        Provision for deferred income taxes (benefit)                                             209          1,182         (3,146)
        Accretion of acquisition indebtedness                                                     621          1,402           --
        Reserve on note receivable from MHM                                                     6,000           --             --
        Cash provided by discontinued operations                                                3,240          7,532          3,073
        (Income) loss from discontinued operations                                             10,669          1,601           (936)
        Extraordinary item, early extinguishment of debt                                       (1,730)          --             --
        Other                                                                                     488            373         (4,468)
        Increase (decrease), net of effects from acquisitions:
              Accounts receivable                                                              (2,428)       (11,305)         1,527
              Inventories                                                                      (2,433)         1,758            175
              Accounts payable                                                                  2,213           (108)        (1,615)
              Accrued expenses                                                                 (2,973)        (3,036)         2,303
              Other current assets and liabilities                                               (498)          (907)         1,839
                                                                                             --------       --------       --------
Net cash provided by operating activities                                                      29,068         24,699         13,544

Cash Flows From Investing Activities
Proceeds from sale of assets                                                                    3,976         10,957          8,251
Proceeds from sale of discontinued operations                                                   1,500         23,858           --
Purchase of equipment                                                                         (18,073)       (11,548)        (7,320)
Acquisitions                                                                                     --             --          (70,528)
Note receivable from SpectraCair                                                               (3,250)          --             --
Payment of Note receivable from SpectraCair                                                     3,250           --             --
Repurchase of MEDIQ/PRN warrant                                                                (1,625)          --             --
Other                                                                                          (2,727)        (5,016)        (3,775)
                                                                                             --------       --------       --------
Net cash provided by (used in) investing activities                                           (16,949)        18,251        (73,372)

Cash Flows From Financing Activities
Borrowings                                                                                     25,747          1,190         67,540
Debt repayments                                                                               (39,045)       (42,853)       (19,299)
Dividends                                                                                        --             --           (2,722)
Proceeds from exercise of options                                                               1,432            184            398
                                                                                             --------       --------       --------
Net cash provided by (used in) financing activities                                           (11,866)       (41,479)        45,917
                                                                                             --------       --------       --------

Increase (decrease) in cash                                                                       253          1,471        (13,911)

Cash:
  Beginning balance                                                                             2,966          1,495         15,406
                                                                                             --------       --------       --------
  Ending balance                                                                             $  3,219       $  2,966       $  1,495
                                                                                             ========       ========       ========

Supplemental disclosure of cash flow information:
  Interest paid                                                                              $ 25,563       $ 26,200       $ 20,440
                                                                                             ========       ========       ========
  Income taxes paid (refunded)                                                               $    557       $    205       $ (2,886)
                                                                                             ========       ========       ========
Supplemental disclosure of non-cash investing and financing activities:
  Equipment financed with long-term debt and capital leases                                  $    840          1,808       $  5,937
                                                                                             ========       ========       ========
  Portion of acquisitions financed by sellers                                                $   --         $   --         $ 19,384
                                                                                             ========       ========       ========
  Liabilities assumed in connection with acquisitions                                        $   --         $   --         $  2,804
                                                                                             ========       ========       ========



                 See Notes to Consolidated Financial Statements

Note A - Summary of Significant Accounting Policies

         Principles of consolidation - The consolidated financial statements include the accounts of MEDIQ Incorporated and its subsidiaries (the "Company"). Investments in companies owned 20% to 50% are accounted for under the equity method of accounting. All other investments are stated at the lower of cost or net realizable value. In consolidation, all significant intercompany transactions and balances have been eliminated.

         Inventories - Inventories, which consist primarily of repair parts for rental equipment and finished goods held for sale, are stated at the lower of cost (first-in, first-out method) or market.

         Property, plant and equipment - Rental equipment, machinery and equipment, buildings and improvements, and land are recorded at cost. Capital leases are recorded at the lower of fair market value or the present value of future lease payments. The Company provides straight-line depreciation and amortization over the estimated useful lives (rental equipment and machinery and equipment - 3 to 10 years and buildings and improvements - 10 to 25 years).

         Goodwill - The cost of acquired businesses in excess of net assets is amortized on a straight-line basis primarily over periods of 20 years. Accumulated amortization was $15.3 million and $12 million as of September 30, 1996 and 1995, respectively.

         Carrying value of long-term assets - The Company evaluates the carrying value of long-term assets, including rental equipment, goodwill and other intangible assets, based upon current and anticipated undiscounted cash flows, and recognizes an impairment when it is probable that such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

         Revenue recognition policy - Rental revenue is recognized in accordance with the terms of the related rental agreement and the usage of the related rental equipment. Revenues from other operating activities are recognized as services are rendered or as income is earned.

         Subsidiary and unconsolidated affiliate stock transactions - Gains (losses) resulting from the issuance or repurchase of stock by subsidiaries and unconsolidated affiliates are recognized by the Company as equity participation in the Consolidated Statements of Operations.

        Earnings (loss) per share - Primary net earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon conversion of the Company's convertible preferred stock, convertible subordinated debt and exercise of outstanding stock options.

         Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

         New Accounting Pronouncements - In October 1995, the Financial Accounting Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), which will be adopted by the Company in fiscal year 1997 as required by the statement. The Company has elected to continue to measure such compensation expense using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees,"as permitted by SFAS 123. When adopted, SFAS 123 will not have a significant effect on the Company's financial position or results of operations but will require the Company to provide expanded disclosure regarding its stock-based employee compensation plans.

         Reclassification of accounts - Certain reclassifications have been made to conform prior years' balances to the current year presentation.

Note B - Dispositions

        During fiscal 1996, the Company continued to pursue its previously announced strategy of divesting substantially all operating assets other than MEDIQ/PRN and Management Services, Inc. and using the proceeds thereof to reduce indebtedness.

Discontinued Operations

        In the fourth quarter of fiscal 1996, the Company entered into an agreement with NutraMax (NASDAQ:NMPC), a leading private label health and personal care products company. Pursuant to this agreement, the Company anticipates selling to NutraMax all of the 4,037,258 shares of NutraMax common stock owned by the Company at a price of $9.00 per share. Under the terms of the agreement, the Company will receive from NutraMax $19.9 million in cash and an interest-bearing promissory note in the amount of $16.4 million. The note is payable when NutraMax shares owned by the Company, which currently are held in escrow in support of the Company's 7.50% Exchangeable Subordinated Debentures, are released from that escrow. The NutraMax shares are to be released from escrow upon the purchase or redemption of the 7.50% debentures. Upon closing of the transaction, the Company will realize an after-tax gain of $6.2 million. The cash proceeds from this transaction will be used to reduce debt.

        On October 11, 1996, PCI, a leading provider of integrated pharmaceutical packaging services, was acquired by Cardinal. As a result, the Company received 966,000 shares of Cardinal stock which, based on the closing price on October 11, 1996 had a market value of $79.2 million. The Company recognized an after tax gain of $31.8 million in the first quarter of fiscal 1997. In December 1996, Cardinal's common stock split 3 for 2 and, accordingly the Company now owns 1,449,000 shares which have an aggregate market value of $81.3 million based upon the closing price of $56.125 per share on December 20, 1996. The Company anticipates selling its Cardinal shares in fiscal 1997 and using the proceeds to reduce debt.

         In the second quarter of fiscal 1995, the Company adopted a plan to sell the following four non-core businesses: Medifac, Inc. ("Medifac"), a provider of health care facility planning, architectural and development services; Health Examinetics, Inc. ("Health Examinetics"), a provider of mobile health testing services; MEDIQ Mobile X-Ray Services, Inc. ("Mobile X-Ray"), a provider of portable X-ray and EKG services; and MEDIQ Imaging Services, Inc. ("MEDIQ Imaging"), a provider of diagnostic imaging services in mobile and fixed sites. In the fourth quarter of fiscal 1995, the Company revised the plan to include the operations of HealthQuest, Inc. ("HealthQuest"), a provider of case management and utilization review services and the Company's equity investment in InnoServ Technologies, Inc. which is anticipated to be divested during fiscal 1997.

         The Company's prior year consolidated financial statements have been restated to report the net assets and operating results of these businesses and equity investments as discontinued operations.

         In November 1996, the Company sold substantially all of the assets of Mobile X-Ray to Symphony Diagnostics, Inc., a subsidiary of Integrated Health Services, Inc. (NYSE:IHS) for $5.3 million in cash and shares of Integrated Health Services common stock with a value of $5.2 million at the closing with the possibility of the Company receiving additional cash consideration based upon the occurrence of certain future events.

        In September 1996, the Company sold its common stock investment in HealthQuest, Inc. to management for approximately $75,000 which approximated its carrying value.

         In August 1995, the Company sold the assets of MEDIQ Imaging Services, Inc., the Company's mobile and fixed site ultrasound and nuclear imaging business, to NMC Diagnostic Services Inc., a division of W.R. Grace & Co., for approximately $17 million in cash, and the assumption of $9.7 million of debt.

         In June 1995, the Company sold Medifac, Inc., a health care facility planning, design and project management firm, and related assets to the management of Medifac for approximately $11 million, consisting of $6 million in cash and $5 million in notes, and the assumption of $26.9 million of non-recourse debt.

         In August 1994, the Company merged its MEDIQ Equipment and Maintenance Services, Inc. ("MEMS") subsidiary with InnoServ, and the Company received 2,030,000 shares of InnoServ common stock, or approximately 40% of the outstanding shares, and warrants to purchase at $6.25 per share an additional 325,000 shares of common stock. No gain or loss resulted from the merger. The Company anticipates divesting its investment in InnoServ in fiscal 1997.

        The Company expects to sell Health Examinetics to its management for cash and an interest bearing note aggregating $1.7 million. The Company presently anticipates that the sale transaction will be completed in the second quarter of fiscal 1997.

The investment in discontinued operations as of September 30, 1996 consisted of (in thousands):

                                     September 30,
                                ---------------------
                                  1996          1995
                                -------       -------
       Current assets           $50,331       $55,362
       Current liabilities        9,185         8,841
                                -------       -------
       Net current assets        41,146        46,521
       Net fixed assets           5,387         4,726
       Other noncurrent assets    8,184        18,915
                                -------       -------
                                $54,717       $70,162
                                =======       =======

Revenues from discontinued operations (excluding equity investees) were $36.8 million, $78.4 million and $86.6 million in 1996, 1995 and 1994 respectively.

Sale of Other Assets

         In December 1993, the Company exercised warrants to purchase 229,518 shares of common stock of New West Eyeworks, Inc. ("New West") in connection with New West's initial public offering. The warrants were issued to the Company in 1988 together with $5.1 million of New West preferred stock as partial consideration for the sale of a business. In connection with the offering, the Company received $1.9 million, representing a partial redemption of the preferred shares, net proceeds from the sale of 82,500 shares of common stock and partial payment of accumulated preferred stock dividends and accrued interest. The Company received an additional 57,143 shares of New West common stock in payment of the balance of accumulated dividends and interest. The Company recorded income of $1.2 million in 1994 related to the sale of New West common stock and the payment of dividends and interest. In April 1995, the Company sold its remaining investments in New West common stock and preferred stock for aggregate consideration of $3 million resulting in a $1.1 million pretax loss.

         In September 1994, the Company sold its rights under a management contract related to a kidney stone treatment center for $4 million in cash and $3 million contingent upon future results of operations. The sale resulted in a pretax gain of $4 million in 1994 and $.6 million in 1995 representing a portion of the contingent proceeds.

Note C - Restructuring Charge

         In the first quarter of fiscal 1996, the Company recorded a restructuring charge of $2.2 million for employee severance costs incurred in connection with a plan approved by the Board of Directors to downsize corporate functions and consolidate certain activities with the operations of MEDIQ/PRN. The plan resulted in the termination of 29 employees in fiscal 1996. The Company paid approximately $.9 million of severance benefits in fiscal 1996 with the balance of the restructuring obligation due over the next two fiscal years.


Note D - Acquisition

         On September 30, 1994, the Company acquired the critical care and life support rental equipment inventory of KCI Therapeutic Services, Inc., a subsidiary of Kinetic Concepts, Inc. ("KCI"). The purchase price was approximately $88 million, including transaction costs and the assumption of certain capitalized lease obligations. The purchase price was allocated to assets acquired and liabilities assumed based on fair values at the date of the acquisition. The excess of the purchase price over fair values of the net assets acquired of $44.5 million was recorded as goodwill and is being amortized over twenty years.


Note E - Property, Plant and Equipment

                                                              September 30,
                                                ----------------------------------------
                                                   1996                           1995
                                                   ----                           ----
                                                             (in thousands)
Rental equipment                                $211,948                        $205,773
Equipment and fixtures                            11,460                          10,316
Building and improvements                          7,486                           7,272
Land                                                 149                             149
                                                --------                        --------
                                                 231,043                         223,510
Less accumulated depreciation
  and amortization                              (108,337)                        (90,687)
                                                --------                        --------
                                                $122,706                        $132,823
                                                ========                        ========

Depreciation and amortization expense related to property, plant and equipment was $26.3 million, $26.1 million and $19.7 million in 1996, 1995 and 1994, respectively.


 Note F - Accrued Expenses

                                                              September 30,
                                                ----------------------------------------
                                                   1996                          1995
                                                   ----                          ----
                                                          (in thousands)
Interest                                        $  5,359                       $  5,301
Payroll and related taxes                          3,255                          3,093
Pension                                            2,188                          2,875
Property and other taxes                           1,872                          2,128
Other                                              4,495                          6,833
                                                --------                       --------
                                                $ 17,169                       $ 20,230
                                                ========                       ========


Note G - Notes Payable to Financial Institutions

As of September 30, 1996, the Company had $31 million of lines of credit which bear interest at rates ranging from prime (8.25% at September 30, 1996) to prime plus 1.5% and are secured primarily by a portion of the shares of common stock of NutraMax and PCI owned by the company, certain accounts receivable, a pledge of the common stock of MEDIQ/PRN and a second mortgage on real estate. At September 30, 1996, $26.0 million in borrowings and $2.0 million of letters of credit were outstanding under these facilities. The amount of available credit fluctuated based upon the amount of eligible accounts receivable. The average amount outstanding under lines of credit in 1996 was $17.7 million and the weighted average interest rate computed on the monthly outstanding balance was 9.3%.

Pursuant to the Company's Credit Agreement more fully discussed in Note H, the Company refinanced these lines of credit. The Credit Agreement includes a working capital revolver of $25 million and expires on September 30, 2002. Accordingly, the amounts outstanding under the existing lines of credit as of September 30, 1996 have been reclassified to long-term senior debt in the Company's Consolidated Balance Sheet.


Note H - Long-Term Debt

Senior debt consisted of the following:



                                                                 September 30,
                                                              -------------------
                                                                1996       1995
                                                              --------   --------
                                                                 (in thousands)
Corporate debt:
  Lines of Credit                                             $ 14,020   $   --
  Revolving credit facility                                       --          567
  Term loan                                                       --        1,815
  7.25% convertible subordinated debentures due 2006            22,500       --
Subsidiary debt:
  Lines of Credit                                               12,010       --
  Senior secured notes due 1999                                100,000    100,000
  Term loan payable monthly through 2000 at prime plus 2%       27,448     37,493
  Term loans payable                                              --        2,828
  Capital lease obligations payable in varying installments
    through 1999 at fixed rates from 9% to 13.6%                 6,204      9,046
  10% subordinated notes due 2004                                8,799       --
  10% subordinated notes due 1999                               10,000       --
                                                              --------   --------
                                                               200,981    151,749
Less current portion                                             8,520     14,800
                                                              --------   --------
                                                              $192,461    136,949
                                                              ========   ========


Subordinated debt consisted of the following:

                                                               September 30,
                                                            --------------------
                                                              1996        1995
                                                            --------    --------
                                                               (in thousands)
Corporate debt:
  7.5% exchangeable subordinated debentures due 2003        $ 34,500    $ 34,500
  7.25% convertible subordinated debentures due 2006           6,729      51,729

Subsidiary debt:
  10% subordinated notes due 2004                                 --       8,664
  10% subordinated notes due 1999                                 --       9,514
                                                            --------    --------
                                                              41,229     104,407
Less current portion                                              --      22,500
                                                            --------    --------
                                                            $ 41,229    $ 81,907
                                                            ========    ========

        On October 1, 1996, the Company, together with MEDIQ/PRN entered into a $260 million Credit Agreement with a group of lenders led by Banque Nationale de Paris as Administrative Agent and Initial Issuing Bank and NationsBank, N.A. as the Documentation Agent (the "Credit Agreement"). The Credit Agreement provides for four separate loans, a Term A loan ($35 million), a Term B loan ($100 million), an Acquisition Revolver ($100 million) and a Working Capital Revolver ($25 million). The amounts available under the Credit Agreement allowed the Company to refinance substantially all of its existing senior debt, its outstanding lines of credit, all of MEDIQ/PRN's subordinated debt, and MEDIQ/PRN's $100 million 12-1/8% Senior Secured Notes due 1999. Upon completion of the financing, the Company had $40 million available under the Acquisition Revolver and $10 million available under the Working Capital Revolver both of which were available to the Company upon compliance with certain financial covenants and/or ratios.

        The loans bear interest at either the prime rate plus a factor or at a Eurodollar rate plus a factor. The factor changes quarterly based upon the Company's leverage ratio. The Company's interest rate on the Term A loan, the Acquisition Revolver and the Working Capital Revolver is prime (8.25% at September 30, 1996) plus 1.25% or Eurodollar (5.38 % at September 30, 1996) plus 2.75% and the interest rate on the Term B loan is prime plus 1.75% or Eurodollar plus 3.25%. The loans are collateralized by substantially all of the assets of the Company. The proceeds from the sales of PCI, NutraMax, Mobile X-Ray and Health Examinetics aggregating approximately $128 million must be utilized to repay outstanding advances under the Acquisition Revolver upon receipt.

        The Term A loan is payable in quarterly installments of $1.2 million beginning December 31, 1996 through September 30, 2001 and in quarterly installments of $2.75 million from December 31, 2001 through September 30, 2002. The Term B loan is payable in quarterly installments of $.25 million beginning December 31, 1996 through September 30, 2002, quarterly installments of $8.5 million in fiscal 2003 and quarterly installments of $15 million in fiscal 2004. The Company can borrow and repay under the Acquisition Revolver until March 31, 1998 in accordance with the Credit Agreement. On March 31, 1998, the Acquisition Revolver converts to a term loan which will be repaid in quarterly installments beginning on June 30, 1998. The first two installments will be at 5.0% of the converted balance and all remaining quarterly payments will be at 5.625% of the converted balance. The Working Capital Revolver terminates on September 30, 2002 at which time all outstanding balances are due.

        The Credit Agreement requires the Company to maintain certain financial ratios and imposes certain other financial and dividend limitations. The terms of the Company's Credit Agreement preclude the payment of cash dividends until October 1, 1997.

        As a result of the refinancing, the Company recognized in the first quarter of 1997, an extraordinary charge of $13 million before taxes resulting from the write-off of deferred charges and premiums incurred related principally to the tender offer to purchase the $100 million 12-1/8% Senior Secured Notes due 1999, and a non-recurring charge of $11 million for the purchase of a warrant to purchase 10% of MEDIQ/PRN issued in connection with financing the KCI acquisition.

        Accordingly, the Company has reflected the outstanding balances of its lines of credit, certain subordinated debt and Senior Secured Notes as long-term senior debt on its Consolidated Balance Sheet at September 30, 1996.

        In accordance with the terms of the Credit Agreement, effective November 15, 1996, the Company entered into interest rate hedge transactions which terminate in January 2000. Under one of these transactions, on $50 million of borrowings, the Company's base Eurodollar borrowing rate is fixed at 6.26% per annum, instead of a floating Eurodollar rate. Under the second hedge transaction, on an additional $50 million of borrowings, the Company's base Eurodollar rate cannot be lower than 5.25% or greater than 7.43%.

        The 7.5% debentures are exchangeable for an aggregate of 2,255,000 shares of NutraMax common stock owned by the Company, or an equivalent of $15.30 per share, and are redeemable in whole or in part at the option of the Company after July 1996. Interest is payable semi-annually on January 15 and July 15. On October 1, 1996, the Company repurchased $6.7 million of its 7.5% debentures in the open market at a discount resulting in a pretax gain of $.4 million. This gain was recorded in the first quarter of fiscal 1997 as an extraordinary item.

        The 7.25% debentures are convertible at any time prior to maturity into shares of the common stock of the Company at $7.50 per share. Interest is payable semi-annually on June 1 and December 1. Annual sinking fund payments are scheduled to commence in June 1997. However, because of prior open market purchases of these debentures, the Company will not be required to make the initial sinking fund payments. The Company is also required to offer to repurchase a portion of the debentures if stockholders' equity is $40 million or less at the end of two consecutive fiscal quarters. Since June 30, 1994, the Company's stockholders' equity has been less than $40 million. As of September 30, 1996, the Company is required to either repurchase or offer to redeem $11.25 million of the debentures in fiscal 1997. These debentures were reclassified to long-term senior debt in connection with the terms of the refinancing discussed above since the redemption of the 7.25% debentures must be made from drawings on the Acquisition Revolver. In November and December 1996, the Company repurchased an aggregate of $2.2 million of the debentures at approximately face value in the open market. The Company is required to either repurchase or offer to redeem $9.05 million of debentures prior to January 30, 1997 pursuant to the terms of the mandatory redemption provisions of the indenture. The Company is required to either repurchase or offer to redeem an additional $11.25 million of debentures prior to July 30, 1997 and semi-annually thereafter until all of the debentures are repurchased or stockholders' equity is more than $40 million.

        In connection with repayments of debt the Company realized an extraordinary gain of $1.7 million, or $1.1 million net of taxes, in 1996.

Maturities of long-term debt giving effect to the refinancing described above are as follows:


Year Ending September 30,                Senior                Subordinated              Total
-------------------------               --------               ------------             --------
                                                              (in thousands)
1997                                    $  8,520                $      --               $  8,520
1998                                      16,648                    6,729                 23,377
1999                                      27,073                       --                 27,073
2000                                      25,838                       --                 25,838
2001                                       4,892                       --                  4,892
Thereafter                               118,010                   34,500                152,510
                                        --------                ---------               --------
                                        $200,981                $  41,229               $242,210
                                        ========                =========               ========

Note I - Commitments and Contingencies

Leases - The Company leases certain equipment, automobiles and office space. The future minimum lease payments under noncancelable operating leases and capital leases are as follows:

                                                        Capital                 Operating
Year Ending September 30,                                Leases                   Leases
-------------------------                               -------                 ---------
                                                                (in thousands)
1997                                                    $  3,227                $  4,506
1998                                                       2,245                   3,052
1999                                                       1,435                   1,537
2000                                                         127                     957
2001 and thereafter                                           --                     325
                                                        --------                --------
Total minimum lease payments                               7,034                $ 10,377
                                                                                ========
Amount representing interest                                 830
                                                        --------
Present value of minimum lease payments                 $  6,204
                                                        ========

Total rent expense under operating leases was $5.2 million, $5.4 million and $5.2 million in 1996, 1995 and 1994, respectively. The leases, which are for terms of up to 5 years, contain options to renew for additional periods.

At September 30, 1996, rental equipment and machinery and equipment included assets under capitalized lease obligations of $11.8 million, less accumulated amortization of $3.6 million.

Purchase Commitments - Pursuant to a Distribution Agreement with a vendor dated April 1, 1996, as amended, MEDIQ/PRN has agreed to purchase $7 million of certain products by March 31, 1997. Through September 30, 1996, MEDIQ/PRN purchased $3.5 million under such agreement.

Guarantees - The Company guarantees a loan of MEDIQ PRN/HNE, L.L.C. in the aggregate amount of $7.5 million. To support the guarantee the Company has a certificate of deposit in the amount of $1.0 million with the lender.

Investigations and Legal Proceedings - MEDIQ Imaging, the assets of which were sold by the Company in August 1995, is presently the subject of a criminal and civil investigation by the United States Attorney's Office for the District of New Jersey and the Department of Health and Human Services. The investigation has focused on advice given by certain MEDIQ Imaging employees to physician customers of MEDIQ Imaging relating to the reassignment of certain Medicare claims. The Company and MEDIQ Imaging voluntarily reported the issue to the U.S. Government in January 1995 after learning that the advice given by the employees may have been inconsistent with the regulations relating to reassignment. The Company and MEDIQ Imaging have been cooperating in the investigation. In August 1995, in connection with the sale of MEDIQ Imaging, the Company provided the U.S. Government with a guarantee of approximately $7.1 million in connection with any settlement or judgment obtained by the U.S. Government. Management believes that there has been no violation of any statute or regulation by MEDIQ Imaging or any of its officers, directors or employees. Although the Company believes there has been no violation, if the U.S. Government obtains a judgment, the amount of the judgment against MEDIQ Imaging may exceed the guarantee amount. However, management and outside counsel are not aware of any evidence that would enable the U.S. Government to proceed against the Company beyond the limits of the guarantee.

MEDIQ Mobile X-Ray Services, Inc., the assets of which the Company sold in November 1996, is presently the subject of an investigation by the Wage and Hour Division of the United States Department of Labor (the "DOL"). The DOL has indicated that it believes that the practice of treating technologists as exempt professionals is incorrect. The Company maintains that the practice of treating x-ray technologists as exempt is correct and proper. A request for an official position statement has been sent to the Wage and Hour Administrator of the DOL. The DOL has indicated that it will broaden the scope of the investigation to include technologists at other Mobile X-Ray locations. Potential liability is retroactive from the day a lawsuit is initiated by the Solicitor of Labor and could include double liquidated damages and penalties.

        On November 28, 1995, in the United States District Court for the Middle District of Pennsylvania, ATS Medical Servces, Inc. ("ATS"), a former subsidiary of the Company, and the president of ATS each pled guilty to one count of misprision of a felony in violation of Title 18, United States Code, Section 4. In addition, ATS agreed to repay the government $2.1 million, which was accrued in fiscal 1994, for excess reimbursement received by ATS from the Medicare Program from 1988 through 1992. The payment is part of a settlement agreement entered into between ATS, the United States Government and Gerard Callie, a former ATS employee, who had filed a civil lawsuit on behalf of the government against ATS pursuant to the False Claim Act, Title 31, United States Code, Sections 3729 - et seq., relating to ATS's alleged excess reimbursement. The court sentenced ATS, on June 24, 1996, to a term of probation of two years. The court imposed no fine on ATS. A mandatory special assessment of $200 was imposed and paid by ATS. In November 1996, in connection with the sale of Mobile X-Ray, the outstanding balance of this obligation was paid with a portion of the proceeds of the sale.

On June 12, 1996, the Company, ATS and Mobile X-Ray were sued in the United States District Court for the Middle District of Pennsylvania by Gerard and Sharon Callie, who are both former employees of ATS. The lawsuit alleges that the Callies were wrongfully terminated and asserts claims pursuant to the whistleblower provisions of the False Claims Act and the Pennsylvania Wage Payment and Collection Law. The plaintiffs made a demand for damages totaling nearly $800,000. The Company believes it has no liability and intends to vigorously defend this case.

Although the Company has recorded additional reserves aggregating $4.0 million in 1996 based upon management's estimate of the eventual outcome of the investigations and lawsuit discussed above, the ultimate outcome of the investigations and lawsuit cannot presently be determined. These reserves are included in the Company's reserve for disposal of discontinued operations. Accordingly, no provision for any other loss that may result upon resolution of these matters has been made in the Company's consolidated financial statements.

In addition, the Company has pending several legal claims incurred in the normal course of business, which in the opinion of management, will not have a material effect on the consolidated financial statements.

Note J - Fair Value of Financial Instruments

Estimated fair value of financial instruments is provided in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

                Accounts receivable and accounts payable - The carrying amounts of these items are an estimate of their fair values at September 30, 1996.

                Long-term debt (excluding capital lease obligations) - The fair value of the Company's publicly traded debt is based on quoted market prices. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available. The carrying amount and estimated fair value of long-term debt are $216.2 million and $218.7 million, respectively.

The fair value estimates presented herein are based on information available to management as of September 30, 1996, and have not been comprehensively revalued for purposes of these financial statements since that date. Current estimates of fair value may differ significantly from the amounts presented herein.

Note K  - Common and Preferred Stock

Series A preferred stock is convertible on a one-for-one basis into shares of common stock, votes generally with the common stock as a single class, and in all such votes, has ten votes per share. The preferred stock participates in cash dividends at a rate equal to 60% of the amount paid on the common stock and has a $.50 per share preference in the event of dissolution or liquidation.

Note L - Income Taxes

Income tax expense (benefit) consisted of the following:

                                                          Year Ended September 30,
                                                      ------------------------------
                                                         1996      1995       1994
                                                        ------    ------     ------
                                                              (in thousands)

        Current:
                Federal                               $    --    $    --    $    --
                State                                     272        122         40
                                                      -------    -------    -------
                                                          272        122         40
                                                      -------    -------    -------

        Deferred:
                Federal                                  (810)    (1,432)    (5,211)
                State                                     160        998        825
                                                      -------    -------    -------
                                                         (650)      (434)    (4,386)
                                                      -------    -------    -------

        Total income tax benefit                      $  (378)   $  (312)   $(4,346)
                                                      =======    =======    =======

Note L - Income Taxes (Continued)

The differences between the Company's income tax expense (benefit) and the income tax expense (benefit) computed using the U.S. federal income tax rate were as follows:


                                                     Year Ended September 30,
                                                  ------------------------------
                                                    1996       1995       1994
                                                   ------     ------     ------
                                                          (in thousands)

Statutory federal tax expense (benefit)           $(2,229)   $(1,244)   $(4,284)
State income taxes, net of federal income taxes     1,201        739        571
Goodwill amortization                                 368        344        370
Effects of dispositions of subsidiaries              --         --       (1,174)
Other items - net                                     282       (151)       171
                                                  -------    -------    -------
Income tax benefit                                $  (378)   $  (312)   $(4,346)
                                                  =======    =======    =======


Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                              September 30,
                                                         ----------------------
                                                            1996         1995
                                                           ------       ------
Liabilities:                                                  (in thousands)
  Depreciation                                           $ 30,105      $ 31,148
  Intangible assets                                        13,887        11,481
  Accrued Expenses                                          4,720         3,812
  Prepaid Expenses                                             76           217
  Other                                                       674         2,471
                                                         --------      --------
        Gross deferred tax liabilities                     49,462        49,129
Assets:
  Net operating and capital loss carry forwards            29,478        27,662
  Tax credit carry forwards                                 5,878         5,747
  Accrued expenses and reserves                             8,721         8,696
  Intangible assets                                           231           429
  Other                                                     3,504           261
                                                         --------      --------
        Gross deferred tax assets                          47,812        42,795
  Valuation allowance                                      (3,157)       (2,770)
                                                         --------      --------
                                                           44,655        40,025
                                                         --------      --------
Net deferred tax liability                                $ 4,807       $ 9,104
                                                         ========      ========

Deferred taxes of $2.0 million, $1.6 million and $1.2 million were recorded in 1996, 1995 and 1994, respectively, for the undistributed earnings of unconsolidated affiliates, which are reported as discontinued operations in fiscal 1996.

At September 30, 1996 for income tax purposes, the Company had alternative minimum tax credit carry forwards of approximately $5.1 million, net operating loss carry forwards of $51.7 million expiring through 2009, and capital loss carry forwards of $25.5 million expiring in 1999. State net operating loss carry forwards were $52.6 million, expiring through 2009. The Company also had a carry forward of Investment Tax Credit and Rehabilitation Tax Credit of $.7 million expiring through 2003.


Note M - Related Party Transactions

In connection with the spin-off of MHM Services, Inc. ("MHM") in fiscal 1993, MHM was obligated to the Company pursuant to a promissory note with MHM in the original amount of $11.5 million due in August 1998. The note bears interest at the prime rate plus 1.5% and required interest payments only through fiscal 1995. Principal and interest payments commenced October 1, 1996. As a result of the Company's analysis of MHM's financial condition, the Company established a reserve of $6 million on the note as of September 30, 1996. The Company recorded interest income related to the MHM note of $1.1 million, $1.2 million and $.9 million in 1996, 1995 and 1994, respectively.

In 1996, 1995 and 1994, the Company incurred legal fees of approximately $657,000, $700,000 and $250,000 respectively, to a law firm in which the Company's Chairman of the Board of Directors is a partner.

In 1996, the Company incurred consulting fees of approximately $126,000 to a law firm of which another member of the Board of Directors is a partner.

The Company derived revenues of $175,000, $340,000 and $327,000 in 1996, 1995 and 1994, respectively, pursuant to agreements to provide financial management, legal and risk management services to PCI, NutraMax and MHM.

Note N - Stock Option Plans

Under the Company's stock option plans, options may be granted to officers and key employees of the Company and its subsidiaries. No option may be granted for a term in excess of ten years from the date of grant. As of September 30, 1996, 633,000 of the outstanding stock options were exercisable under the plan. The exercise prices of outstanding options represented the fair market value at dates of grant. The Company's Board of Directors has reserved a sufficient number of shares for the exercise of outstanding stock options.

A summary of the Company's stock option plan activity for common and preferred shares for the three years ended September 30, 1996 follows:

                                          Number of      Option Price
                                            Shares         Per Share
                                          ----------------------------
                                        (in thousands)
Outstanding at October 1, 1993              1,705       $2.73 to $4.51
   Exercised                                 (114)           $3.06
   Terminated                                (149)      $2.73 to $4.51
                                            -----
Outstanding at September 30, 1994           1,442       $2.73 to $4.51
   Granted                                     21       $4.02 to $4.13
   Exercised                                  (60)      $2.73 to $3.49
   Terminated                                (292)      $2.73 to $4.49
                                            -----
Outstanding at September 30, 1995           1,111       $2.73 to $4.51
   Granted                                  1,153       $4.00 to $5.31
   Exercised                                 (575)      $2.84 to $3.49
   Terminated                                 (78)      $3.49 to $4.53
                                            -----
Outstanding at September 30, 1996           1,611       $2.73 to $5.31
                                            =====

Note O - Pension Plan

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

Net periodic pension expense is comprised of the following:

                                                                         Year ended September 30,
                                                            -----------------------------------------------
                                                              1996               1995                1994
                                                             ------             ------              ------
                                                                            (in thousands)
Service cost - benefits earned during the period            $   609             $   785             $ 1,193
Interest cost on projected benefit obligation                 1,066                 929                 894
Actual return on plan assets                                 (1,463)             (1,642)               (436)
Net amortization and deferrals                                  544                 851                (331)
                                                            -------             -------             -------
Net periodic pension expense                                $   756             $   923             $ 1,320
                                                            =======             =======             =======


The following table presents the funded status of the Company's pension plan and the amounts reflected in the Consolidated Balance Sheets:

                                                              September 30,
                                                           ---------------------
                                                              1996       1995
                                                             ------     ------
                                                               (in thousands)

Actuarial present value of benefit obligations:
  Vested benefits                                          $(13,141)   $(10,427)
                                                           ========    ========
  Accumulated benefit obligation                           $(13,713)   $(11,291)
                                                           ========    ========

Projected benefit obligation                               $(14,539)   $(12,606)
Plan assets at fair value                                    13,663      11,493
Projected benefit obligation in excess of plan assets          (876)     (1,113)
Unrecognized net gain                                        (1,673)     (2,345)
Balance of unrecorded transition obligation                     361         647
                                                           --------    --------
Accrued pension liability                                  $ (2,188)   $ (2,811)
                                                           ========    ========

The actuarial assumptions used in determining net periodic pension costs were:

                                                    Year ended September 30,
                                                    ------------------------
                                                      1996    1995   1994
                                                     ------  ------ ------

Discount rate                                           8%     8%     8%
Expected long-term return on plan assets                8%     8%     8%
Weighted average rate of increase in
  compensation levels                                   5%     4.5%   4.5%

Note P - Business Segment Data

The Company operates primarily in one business segment, exclusive of discontinued operations which include Mobile X-Ray, MEDIQ Imaging, Health Examinetics, Medifac and HealthQuest. Discontinued operations also include the Company's equity investments in PCI, NutraMax and InnoServ. The Company, through its subsidiary MEDIQ/PRN, rents medical equipment on a short-term basis nationwide. This segment represents more than 90% of the consolidated revenues, operating profit and assets exclusive of corporate assets, which include net assets of discontinued operations of $54.7 million.

Note Q - Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data (in thousands except per share data) for 1996 and 1995 is as follows:

                                                        First         Second     Third       Fourth
1996                                                   Quarter        Quarter   Quarter      Quarter
----                                                   -------        -------   -------      -------

Revenues  (A)                                         $ 32,093       $ 36,999   $ 34,386    $ 32,588
Operating income  (A)                                    2,912(B)      10,161      6,899       5,474
Income (loss) from continuing operations                (2,370)         1,273        293      (5,374) (C)
Income (loss) from discontinued operations               1,002          1,542     (1,514)    (11,699) (D)
Extraordinary item                                       1,001           --          153         (11)
Net income (loss)                                         (367)         2,815     (1,068)    (17,084)

Earnings per share:
Income (loss) from continuing operations                  (.09)           .05        .01        (.22)
Income (loss) from discontinued operations                 .04            .06       (.06)       (.47)

Extraordinary item                                         .04            .11        .01          --
Net income                                                (.01)           .11       (.04)       (.69)

                                                         First        Second      Third       Fourth
1995                                                    Quarter       Quarter    Quarter      Quarter
----                                                    -------       -------    -------      -------
Revenues  (A)                                         $ 31,842       $ 37,036   $ 33,098    $ 30,265
Operating income (loss)  (A)                             4,742         10,310      6,547       2,603
Income (loss) from continuing operations                (1,338)           869       (503)     (2,374)
Income (loss) from discontinued operations               1,127            918       (689)     (2,957)
Net income (loss)                                         (211)         1,787     (1,192)     (5,331)

Earnings per share:

Income (loss) from continuing operations                  (.05)           .03       (.02)       (.10)
Income (loss) from discontinued operations                 .04            .04       (.03)       (.12)
Net income (loss)                                         (.01)           .07       (.05)       (.22)

(A) Reflects seasonal nature of MEDIQ/PRN's business.
(B) Includes non-recurring expenses related to the restructuring charge.
(C) Reflects $6 million reserve on MHM note receivable.
(D) Reflects adjustment of the Company's reserve for the disposal of discontinued operations.

Note R - Investments in Unconsolidated Affiliates

The Company's investments in unconsolidated affiliates, which are classified as discontinued operations in the Company's Consolidated Financial Statements, consist of NutraMax Products, Inc. and PCI Services, Inc. The following summary presents the Company's approximate ownership interest, carrying value and market value as of September 30.

                         1996                               1995
          ---------------------------------     -------------------------------
          Ownership    Carrying      Market     Ownership   Carrying     Market
          Interest       Value        Value     Interest      Value       Value
          --------     --------      ------     ---------   --------     ------
                                        (in thousands)

PCI          46%       $28,127      $ 78,344       47%      $24,494     $26,234
NutraMax     47%        20,919        37,345       47%       18,598      40,373
                       -------       -------                -------     -------
                       $49,046      $115,689                $43,092     $66,607
                       =======      ========                =======     =======

Summarized consolidated financial information for unconsolidated affiliates is as follows:

NutraMax Products, Inc. --  Condensed Consolidated Balance Sheet

                                                        Sept. 28,               Sept. 30,
                                                          1996                    1995
                                                          ----                    ----
                                                                (in thousands)
ASSETS:
Total current assets                                    $ 32,882                $ 23,552
Property and equipment, net                               29,207                  23,714
Goodwill, net                                             13,415                  13,978
Other assets                                               7,374                   1,830
                                                        --------                --------
                                                        $ 82,878                $ 63,074
                                                        ========                ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Total current liabilities                               $ 23,391                $  9,400
Long term debt, less current maturities                   11,780                  12,550
Deferred income taxes and other liabilities                1,890                   1,891
Stockholders' equity                                      45,817                  39,233
                                                        --------                --------
                                                        $ 82,878                $ 63,074
                                                        ========                ========

NutraMax Products, Inc. --  Condensed Consolidated Statements of Operations

                                                                       Year Ended
                                                --------------------------------------------------------
                                                Sept. 28,               Sept. 30,                Oct. 1,
                                                   1996                   1995                    1994
                                                  ------                 ------                  ------

Net Sales                                       $ 80,479                $ 63,111                $ 55,958
Cost of Sales                                     57,686                  45,916                  38,752
                                                --------                --------                --------
Gross profit                                      22,793                  17,195                  17,206
Selling, general and administrative expenses      11,662                   8,694                   9,281
                                                --------                --------                --------
Operating Income                                  11,131                   8,501                   7,925
Other credits (charges)                           (1,768)                 (1,111)                   (833)
                                                --------                --------                --------
Income before income tax expense                   9,363                   7,390                   7,092
Income tax expense                                 3,680                   2,916                   2,832
                                                --------                --------                --------
Net income                                      $  5,683                $  4,474                $  4,260
                                                ========                ========                ========

PCI Services, Inc. - Condensed Consolidated Balance Sheets

                                                          June 30,      Sept. 30
                                                            1996          1995
                                                            ----          ----
ASSETS:                                                        (in thousands)
Total current assets                                      $ 44,750      $ 36,214
Property, plant and equipment, net                          84,733        61,901
Goodwill, net                                               18,843        10,182
Other assets                                                 3,253           670
                                                          --------      --------
                                                          $151,579      $108,967
                                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities                                 $ 27,828      $ 24,034
Long-term debt, less current maturities                     55,339        27,208
Deferred income taxes and other liabilities                  7,033         4,189
Stockholders' equity                                        61,379        53,536
                                                          --------      --------
                                                          $151,579      $108,967
                                                          ========      ========

PCI Services, Inc. - Condensed Consolidated Statements of Operations

                                                 Nine Months               Year Ended
                                                Ended June 30,            September 30,
                                                    1996              1995           1994
                                                    ----              ----           ----
                                                                 (in thousands)
Net revenue                                       $121,819           $129,785      $121,177
Cost of goods sold                                  91,061            101,586        96,092
                                                  --------            --------     --------
Gross profit                                        30,758             28,199        25,085
Operating expenses                                  19,220             18,554        17,561
                                                  --------            --------     --------
Income before income tax expense                    11,538              9,645         7,524
Income tax expense                                   3,901              4,073         2,168
                                                  --------            --------     --------
Net income                                        $  7,637            $ 5,572      $  5,356
                                                  ========            =======      ========


The summarized consolidated financial information for the current year for PCI presented above is for the nine months ended and as of June 30, 1996. On October 11, 1996, PCI was acquired by Cardinal. Accordingly, financial information as of and for the period ended September 30, 1996 is not available.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III
                                    --------


Incorporated by Reference

                The information called for by Item 10 "Directors and Executive Officers of the Registrant", Item 11 "Executive Compensation", Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" is incorporated herein reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held March 5, 1997, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)(1)    Financial Statements and Supplementary Data

                  Report of Independent Auditors                          18
                  Consolidated Statement of Operations                    19
                  Consolidated Balance Sheets                             20
                  Consolidated Statements of Stockholders' Equity         21
                  Consolidated Statements of Cash Flows                   22
                  Notes to Consolidated Financial Statements             23-37

        The response to this portion of Item 14 is submitted as a separate section of this report.

(a)(2)  Financial Statement Schedules

        Included in Part IV of this report:

                Schedule II - Valuation and Qualifying Accounts and Reserves

        Other Schedules are omitted because of the absence of conditions under which they are required.

(a)(3)  Exhibits

        The exhibits are listed in the Index to Exhibits appearing below.

(b) The following reports on Form 8-K were filed during the quarter ended September 30, 1996.


Date of Earliest Event Requiring Report:   July 24, 1996
Date of Filing:                            July 30, 1996
Items Reported:                            Item 5
Subject:                                   PCI Services, Inc. merger
                                           with Cardinal Health, Inc.

Date of Earliest Event Requiring Report:   August 22, 1996
Date of Filing:                            August 30, 1996
Items Reported:                            Item 5
Subject:                                   Commencement of cash tender offer to
                                           purchase all of MEDIQ/PRN's 12 1/8%
                                           Senior Secured Notes Due 1999.

Date of Earliest Event Requiring Report:   September 9, 1996 (Date of Report)
Date of Filing:                            September 23, 1996
Items Reported:                            Item 5
Subject:                                   Agreement of sale with
                                           NutraMax Products, Inc.

(c)     Exhibits


Exhibit #       Description                                Incorporation Reference
---------       -----------                                -----------------------

2.1             Agreement and Plan of Merger               Exhibit 2.1 to Schedule 13D
                among Cardinal Health, Inc.,               filed by Cardinal Health,
                Panther Merger Corp., PCI Services,        Inc. July 29, 1996
                Inc. and MEDIQ dated July 23, 1996.

2.2             Amended and restated Stock Purchase        Exhibit 2(a) to Form 10-K Annual
                Agreement among MEDIQ, MEDIQ Investment    Report filed by NutraMax Products,
                Services, Inc. and NutraMax Products,      Inc. for the fiscal year ended
                Inc. dated November 20, 1996               September 28, 1996

2.3             Affiliate Letter to Cardinal Health,       Exhibit 4 to Current Report on Form 8-K
                Inc. from MEDIQ dated August 16,           filed October 21, 1996
                1996.

2.5             Asset Purchase Agreement by and            Filed herewith
                among MEDIQ Mobile X-Ray Services,
                Inc., MEDIQ and Symphony Diagnostic
                Services No. 1, Inc. dated
                November 6, 1996.

3.1             Certificate of Incorporation.              Exhibit 3.1 to Annual Report
                                                           on Form 10-K filed on
                                                           January 12, 1996

3.2             By-Laws.                                   Exhibit 3.2 to Annual Report
                                                           on Form 10-K filed on
                                                           January 12, 1996

4.1             Credit Agreement among MEDIQ/PRN           Filed herewith
                Life Support Services, Inc., the
                Lender Parties party thereto, Banque
                Nationale de Paris, as Administrative
                Agent and as Initial Issuing Bank,
                and NationsBank, N.A., as
                Documentation Agent dated October 1, 1996.

4.2             Security Agreement among MEDIQ/PRN         Exhibit 4 to Schedule 13D
                Life Support Services, Inc., the           filed October 11, 1996
                Lender Parties party thereto,
                Banque Nationale de Paris, as
                Administrative Agent and as Initial
                Issuing Bank, and NationsBank, N.A.
                as Documentation Agent dated
                October 1, 1996

4.3             Indenture dated as of June 1, 1986         Exhibit 4.1 to S-2
                between MEDIQ and Mellon Bank, N.A.        Registration Statement
                for 7.25% Convertible Subordinated         No. 33-5089 originally filed
                Debentures due 2006.                       on May 2, 1986, as amended

4.4             Convertible Subordinated                   Exhibit 4.2 to S-2
                Debentures due 2006.                       Registration Statement
                                                           No. 33-5089 originally filed
                                                           on May 2, 1986, as amended


Exhibit #       Description                                Incorporation Reference
---------       -----------                                -----------------------

4.5             Indenture dated as of July 1, 1993         Exhibit 4.1 to S-2
                between MEDIQ and First Union Bank,        Registration Statement
                N.A. (formerly First Fidelity Bank,        No. 33-61724 originally filed
                N.A.) for 7.50% Exchangeable               on April 28, 1993, as amended
                Subordinated Debentures due 2003.

4.6             7.50% Exchangeable Subordinated            Exhibit 4.2 to S-2 Registration
                Debentures due 2003                        Statement No. 33-61724 originally
                                                           filed on April 28, 1993 as amended

4.7(a)          Indenture dated as of July 6, 1992         Exhibit 4.1 to Form 10-K
                by and between MEDIQ/PRN Life              Annual Report of MEDIQ/PRN
                Support Services, Inc. and United          Life Support Services, Inc.
                Jersey Bank, as Trustee.                   for fiscal 1992

4.7(b)          Supplemental Indenture, dated as           Exhibit 4.8(b) to Form 10-K
                of September 30, 1994, between             Annual Report for the fiscal
                MEDIQ/PRN Life Support Services,           year ended September 30, 1994.
                Inc. and United Jersey Bank, as
                Trustee.

4.7(c)          Second Supplemental Indenture              Filed herewith
                between MEDIQ/PRN Life Support
                Services, Inc. and Summit Bank
                f/k/a United Jersey Bank, as Trustee
                dated October 1, 1996.

4.7(d)          Amendment to Security Agreement between    Filed herewith
                MEDIQ/PRN Life Support Services, Inc.
                and Summit Bank f/k/a United Jersey
                Bank and as Trustee dated October 1,
                1996.

4.7(e)          Defeasance Trust Agreement among           Filed herewith
                Summit Bank f/k/a United Jersey Bank
                and MEDIQ/PRN Life Support Services,
                Inc. dated October 1, 1996.

10.6            MEDIQ Executive Security Plan              Exhibit 10.6 to Form 10-K
                                                           Annual Report filed on
                                                           January 12, 1996

10.7(a)         1987 Stock Option Plan                     Exhibit 10.7 to Form 10-K
                                                           Annual Report filed on
                                                           January 12, 1996

10.7(b)         Amendment to 1987 Stock Option             Filed herewith
                Plan.

10.8            Employment contract with Michael F.        Exhibit 10.8 to Form 10-K
                Sandler dated as of June 26, 1995.         Annual Report filed on
                                                           January 12, 1996


Exhibit #       Description                                Incorporation Reference
---------       -----------                                -----------------------


10.9            Employment contract with Thomas E.         Exhibit 10.9 to Form 10-K
                Carroll dated as of April 27, 1995.        Annual Report filed on
                                                           January 12, 1996

10.10           Employment contract with Jay M.            Exhibit 10.10 to Form 10-K
                Kaplan dated as of June 20, 1995.          Annual Report filed on
                                                           January 12, 1996

11              Statement re computation of per share      Filed herewith
                earnings.

21              Subsidiaries of the Registrant.            Filed herewith

23              Consent of Deloitte & Touche LLP           Filed herewith

27              Financial Data Schedule                    Filed herewith

99.1            Financial Statements of NutraMax           Items 8 and 14 of the Annual Report on
                Products, Inc. (approximately 47%          Form 10-K of NutraMax Products, Inc.
                owned by MEDIQ as of September 30,         for the fiscal year ended September 28,
                1996).                                     1996.  (File No. 0-18671).


(d)     Financial Statements of Unconsolidated Affiliates:

        The financial statements of NutraMax Products, Inc., an unconsolidated affiliate of the company, which are required to be filed pursuant to Item 14(d) of Form 10-K are filed herein through incorporation by reference under Rule 12b-23, promulgated under the Securities Exchange Act of 1934, as amended (the "Act"), to the Annual Report on Form 10-K of NutraMax Products, Inc. filed under the Act, which are included as an exhibit to this Annual Report on Form 10-K pursuant to Rule 12b-23(c), and such exhibit is incorporated by reference to this Annual Report on Form 10-K under Rule 12b-32, promulgated under the act.

        The financial statements of PCI Services, Inc., an unconsolidated affiliate of the Company, which are required to be filed pursuant to Item 14(d) of Form 10-K shall, pursuant to Rule 3-09(b) of Regulation S-X, will not be filed as a result of the acquisition of PCI by Cardinal Health, Inc. on October 11, 1996.

                      MEDIQ INCORPORATED AND SUBSIDIARIES

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                 (in thousands)


------------------------------------------------------------------------------------------------------------------------

        COL. A                               COL. B                 COL. C                      COL. D         COL. E

------------------------------------------------------------------------------------------------------------------------
                                                                   Additions

        Description                          Balance at    Charged to           (1)                            Balance at
                                             Beginning     Costs and        Charged to            (2)          End of
                                             of Period     Expenses         Other Accounts     Deductions      Period
------------------------------------------------------------------------------------------------------------------------

Year ended September 30, 1996:
        Allowance for doubtful accounts        $2,207      $ 1,237             $     --         $(1,061)        $2,383
                                               ======      =======             ========         =======         ======

Year ended September 30, 1995:
        Allowance for doubtful accounts        $2,195      $   993             $     --         $   981         $2,207
                                               ======      =======             ========         =======         ======

Year ended September 30, 1994:
        Allowance for doubtful accounts        $1,968      $   984             $    246         $ 1,003         $2,195
                                               ======      =======             ========         =======         ======



(1) Primarily represents allowances for doubtful accounts related to acquisitions.

(2)  Represents accounts directly written-off net of recoveries.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 29, 1996              MEDIQ Incorporated

                                          /s/Thomas E. Carroll
                                          ------------------------------
                                      BY: Thomas E. Carroll
                                          President and
                                          Chief Executive Officer


                                          /s/Michael F. Sandler
                                          ------------------------------
                                      BY: Michael F. Sandler
                                          Senior Vice President - Finance,
                                          Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


Signature                                         Title                                Date
---------                                         -----                                ----

/s/ Thomas E. Carroll                   Director, Chief Executive               December 29, 1996
---------------------------             Officer and President
Thomas E. Carroll


/s/ Michael F. Sandler                  Director and Chief                      December 29, 1996
---------------------------             Financial Officer
Michael F. Sandler


                                        Director                                December 29, 1996
---------------------------
Sheldon M. Bonovitz


/s/ Lionel H. Felzer                    Director                                December 29, 1996
---------------------------
Lionel H. Felzer


                                        Director                                December 29, 1996
---------------------------
Mark Levitan


                                        Director                                December 29, 1996
---------------------------
H. Scott Miller


/s/ Michael J. Rotko                    Chairman of the Board                   December 29, 1996
---------------------------             and Director
Michael J. Rotko


/s/ Jacob Shipon                        Vice Chairman of the                    December 29, 1996
---------------------------             Board and Director
Jacob Shipon