Form 10-Q
period 1996-12-31
MEDIQ INC
filed 1997-02-14
CIK 350920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 1996          Commission File Number: 1-8147



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



       Registrant's telephone number, including area code: (609) 662-3200



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____

As of February 7, 1997, there were 18,513,673 shares of Common Stock, par value $1.00 per share and 6,300,501 shares of Preferred Stock, par value $.50 per share, outstanding.

                                        MEDIQ INCORPORATED AND SUBSIDIARIES
                                          Quarter Ended December 31, 1996

                                                       INDEX

                                                                        Page
                                                                       Number


PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements.

           Condensed Consolidated Statements of Operations-
           Three Months Ended December 31, 1996 and 1995
           (Unaudited)                                                   4

           Condensed Consolidated Balance Sheets-
           December 31, 1996 (Unaudited) and
           September 30, 1996                                            5

           Condensed Consolidated Statements of Cash Flows-
           Three Months Ended December 31, 1996 and 1995
           (Unaudited)                                                   6

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)                                     7-10

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.            11-15



PART II.        OTHER INFORMATION:

  Item 5.  Other Information.                                           16

  Item 6.  Exhibits and Reports on Form 8-K.                         16-17

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                         Quarter Ended December 31, 1996





                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)




                                                                        Three Months Ended
                                                                           December 31,
                                                                     ------------------------
                                                                        1996           1995
                                                                     ---------       --------

Revenues                                                             $  35,483      $  32,093

Costs and Expenses:
  Cost of sales and operating                                           15,589         14,128
  Selling and administrative                                             5,989          5,430
  Restructuring                                                             --          2,200
  Depreciation and amortization                                          7,367          7,423
                                                                     ----------     ---------
                                                                        28,945         29,181
                                                                     ----------     ---------
Operating Income                                                         6,538          2,912

Other (Charges) Credits:
  Interest expense                                                      (6,513)        (6,711)
  Equity participation - repurchase of MEDIQ/PRN warrant               (11,047)            --
  Market appreciation - Cardinal Health stock                            5,192             --
  Other - net                                                              465            414
                                                                     ----------     ---------

Loss from Continuing Operations before
    Income Taxes and Extraordinary Item                                 (5,365)        (3,385)
Income Tax Expense (Benefit)                                             2,126         (1,015)
                                                                     ---------      ----------

Loss before Discontinued Operations and Extraordinary Item              (7,491)        (2,370)

Discontinued Operations (net of taxes)                                  37,241          1,002

Extraordinary Item - Early Retirement of Debt (net of taxes)            (6,464)         1,001
                                                                     ---------      ---------

Net Income (Loss)                                                    $  23,286      $    (367)
                                                                     =========      =========

Earnings per share:
  Primary:
    Continuing Operations                                            $    (.30)     $    (.09)
    Discontinued Operations                                               1.47            .04
    Extraordinary Item                                                    (.25)           .04
                                                                     ---------      ---------
    Net Income (Loss)                                                $     .92      $    (.01)
                                                                     =========      =========

Weighted Average Shares Outstanding                                     25,262         24,581
                                                                     =========      =========

  Fully Diluted:
    Continuing Operations                                            $    (.24)     $    (.06)
    Discontinued Operations                                               1.27            .03
    Extraordinary Item                                                    (.22)           .03
                                                                     ---------      ---------
    Net Income (Loss)                                                $     .81      $      --
                                                                     =========      =========
Weighted Average Shares Outstanding                                     29,230         29,978
                                                                     =========      =========



            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                   Dec. 31,       Sept. 30
                                                                                     1996           1996
                                                                                   ---------      ---------
                                                                                  (Unaudited)    (See Note)
                                     Assets
Current Assets:
  Cash                                                                             $   4,411      $   3,219
  Marketable equity securities                                                               89,604           --
  Accounts receivable - net                                                           37,496         30,233
  Inventories                                                                          6,432          6,614
  Deferred income taxes                                                                4,185          2,447
  Other current assets                                                                 3,796          2,280
                                                                                   ---------      ---------

        Total Current Assets                                                         145,924         44,793

Investment in discontinued operations - restricted                                      --           54,717
Note receivable from MHM                                                               3,775          3,967
Note receivable from NutraMax                                                         13,617           --
Property, plant and equipment - net                                                  121,326        122,706
Goodwill - net                                                                        56,827         58,321
Deferred financing fees                                                                9,254          4,225
Other assets                                                                           8,810          9,134
                                                                                   ---------      ---------

Total assets                                                                       $ 359,533      $ 297,863
                                                                                   =========      =========

                      Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                                 $   8,405      $   8,907
  Accrued expenses                                                                    17,957         17,937
  Investment in discontinued operations - net                                          5,050           --
  Federal and state taxes payable                                                      4,732           (310)
  Current portion of long-term debt                                                    8,515          8,520
                                                                                   ---------      ---------
        Total Current Liabilities                                                     44,659         35,054

Senior debt                                                                          219,651        192,461
Subordinated debt                                                                     27,833         41,229
Deferred income taxes and other liabilities                                           26,395         11,674

Stockholders' Equity                                                                  40,995         17,445
                                                                                   ---------      ---------

Total Liabilities and Stockholders' Equity                                         $ 359,533      $ 297,863
                                                                                   =========      =========


Note: The balance sheet at September 30, 1996 has been condensed from the audited financial statements at that date.

            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                       Three Months Ended
                                                                                           December 31,
                                                                                    -------------------------
                                                                                       1996            1995
                                                                                    ---------       ----------
Cash Flows from Operating Activities:
   Net income (loss)                                                                $  23,286       $    (367)

   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities                              (36,212)          4,188
                                                                                    ---------       ---------

   Net cash provided by (used in) operating activities                                (12,926)          3,821

Cash flows from investing activities:
   Proceeds from sale of equipment and other assets                                      --               824
   Proceeds from sale of discontinued operations                                       25,265           1,500
   Purchase of equipment                                                               (5,036)         (4,968)
   Repurchase of MEDIQ/PRN warrant                                                    (12,500)           --
   Other                                                                                 (205)           (283)
                                                                                    ---------       ---------

   Net cash provided by (used in) investing activities                                  7,524          (2,927)

Cash flows from financing activities:
   Borrowings                                                                         214,000          12,042
   Debt repayments                                                                   (199,519)        (14,099)
   Deferred financing fees                                                             (8,151)           --
   Exercise of stock options                                                              264            --
                                                                                    ---------       ---------

   Net cash provided by (used in) financing activities                                  6,594          (2,057)
                                                                                    ---------       ---------

Increase (decrease) in cash                                                             1,192          (1,163)
                                                                                    ---------       ---------

Cash:
   Beginning balance                                                                    3,219           2,966
                                                                                    ---------       ---------

   Ending balance                                                                   $   4,411       $   1,803
                                                                                    =========       =========


Supplemental disclosure of cash flow information:
   Interest paid                                                                    $   7,927       $   3,838
                                                                                    =========       =========

Supplemental disclosure of non-cash investing and financing activities:
   Equipment financed with long-term debt and capital leases                        $    --         $   2,740
                                                                                    =========       =========



            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of December 31, 1996 and the condensed consolidated statements of operations and cash flows for the three months ended December 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1996 Annual Report on Form 10-K. The results of operations for the period ended December 31, 1996 are not necessarily indicative of the operating results for the full year.


Note B - Discontinued Operations

On December 31, 1996, the Company sold to NutraMax Products, Inc. ("NutraMax"; NASDAQ:NMPC), all of the 4,037,258 shares of NutraMax common stock owned by the Company at a price of $9.00 per share. The Company received from NutraMax $19.9 million in cash and an interest-bearing promissory note (the "note") in the amount of $16.4 million. The note matures in July 2003 and bears interest at 7.5% per annum for the first eighteen months. The note is payable when NutraMax shares owned by the Company, which currently are held in escrow in support of the Company's 7.50% Exchangeable Subordinated Debentures due 2003, are delivered to NutraMax upon release from escrow. The NutraMax shares are to be released from escrow upon the purchase or redemption of the 7.50% debentures. The note does not bear a market rate of interest for its full term. Accordingly, the Company discounted the note to $13.6 million and recognized an after-tax gain of $4.6 million, or $.18 per share. The cash proceeds from this transaction were used to reduce borrowings under the Credit Agreement (See Note C).

On November 6, 1996, the Company sold substantially all of the assets of MEDIQ Mobile X-Ray Services, Inc. to Symphony Diagnostics, Inc., a subsidiary of Integrated Health Services, Inc. (NYSE:IHS) for $5.3 million in cash and shares of Integrated Health Services common stock with a value of $5.2 million with the possibility of the Company receiving additional cash consideration based upon the occurrence of certain future events. The loss on the disposal of these assets was recorded in fiscal 1996.

On October 11, 1996, PCI Services, Inc., was acquired by Cardinal Health, Inc ("Cardinal"). As a result, the Company received 966,000 shares of Cardinal stock which, based on the closing price on October 11, 1996, had a market value of $79.2 million. The Company recognized an after-tax gain of $31.8 million on this transaction in the first quarter of fiscal 1997. In December 1996, Cardinal's common stock split 3 for 2 and, as of December 31, 1996, the Company owned 1,449,000 shares which had an aggregate market value of $84.4 million based upon the closing price of $58.25 per share on that date. Accordingly, the Company recognized market appreciation of $5.2 million on the Cardinal shares in the first quarter of fiscal 1997. The

                       MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note B - Discontinued Operations (Continued)

Company sold its Cardinal shares in January 1997 and recognized an additional pretax gain of $4 million. The Company used a significant portion of the proceeds to reduce borrowings under the Credit Agreement (See Note C). The remaining proceeds of approximately $8.2 million were placed in a restricted account with the Company's lender and such proceeds are available, upon compliance with certain covenants to repay future indebtedness or to make investments.

The Company anticipates that the disposal of Health Examinetics, Inc. and InnoServ Technologies, Inc., its remaining discontinued operations, will be completed in fiscal 1997.

The investment in discontinued operations as of December 31, 1996 consisted of (in thousands):

       Current assets                                   $  3,661
       Current liabilities                                 7,046
                                                        --------
       Net current liabilities                            (3,385)
       Net fixed assets                                    2,592
       Other noncurrent liabilities                       (4,257)
                                                        ---------
                                                        $ (5,050)
                                                        ========

Revenues from discontinued operations were $1.5 million and $9.8 million in the first quarter of fiscal 1997 and 1996, respectively.

Note C - Long-Term Debt

On October 1, 1996, the Company, together with MEDIQ/PRN entered into a $260 million Credit Agreement with a group of lenders (the "Credit Agreement"). The Credit Agreement provides for four separate loans, a Term A loan ($35 million), a Term B loan ($100 million), an Acquisition Revolver ($100 million) and a Working Capital Revolver ($25 million). The amounts available under the Credit Agreement allowed the Company to refinance substantially all of its existing senior debt, its outstanding lines of credit, all of MEDIQ/PRN's subordinated debt, and MEDIQ/PRN's $100 million 11 1/8% Senior Secured Notes due 1999. As of December 31, 1996, the Company had $55 million available under the Acquisition Revolver and $4 million available under the Working Capital Revolver both of which were available to the Company upon compliance with certain financial covenants and/or ratios. In January 1997, the Acquisition Revolver and Working Capital Revolver were repaid in full from a portion of the proceeds received from the sale of the Cardinal shares (See Note B).

On January 24, 1997, the Company executed an amendment to the Credit Agreement increasing the Term B loan by $45 million and the Working Capital Revolver by $5 million. The additional funds are available at the time of consummation of the acquisition of Universal Hospital Services, Inc. ("Universal") (See Note F).

                       MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note C - Long-Term Debt (Continued)

The loans bear interest at either the prime rate plus a factor or at a Eurodollar rate plus a factor. The factor changes quarterly based upon the Company's leverage ratio. The Company's interest rate on the Term A loan, the Acquisition Revolver and the Working Capital Revolver is prime (8.25% at December 31, 1996) plus 1.25% or Eurodollar (5.625% at December 31, 1996) plus 2.75% and the interest rate on the Term B loan is prime plus 1.75% or Eurodollar plus 3.25%. The loans are collateralized by substantially all of the assets of the Company.

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

As a result of the refinancing, the Company recognized in the first quarter of 1997, an extraordinary charge of $13 million ($6.7 million net of taxes) resulting from the write-off of deferred charges and premiums incurred related principally to the tender offer to purchase the $100 million 11 1/8% Senior Secured Notes due 1999, and a non-recurring charge of $11 million for the repurchase of a warrant to purchase 10% of MEDIQ/PRN issued in connection with financing the KCI acquisition in 1994. The non-recurring charge is reflected in Other Charges on the Company's Condensed Consolidated Statement of Income.

In October 1996, the Company repurchased $6.7 million of its 7.5% Exchangeable Debentures at a discount in the open market. The Company recognized an extraordinary gain of $.3 million, net of taxes and the write-off of deferred charges related to the debentures in the first quarter of 1997.

Under the terms of the Company's 7.25% Subordinated Convertible Debentures due 2006 ("debentures"), the Company is required to offer to repurchase or redeem a portion of the debentures if stockholders' equity is $40 million or less at the end of two consecutive fiscal quarters. As of June 30, 1994 and through September 30, 1996, the Company's stockholders' equity was less than $40 million. In December 1996 and January 1997, the Company repurchased in the open market $6.26 million of its debentures at prices approximating face value in order to satisfy a portion of its redemption obligation. In January 1997, the Company, through a Special Mandatory Redemption Obligation Offer made to all bond holders of record on December 28, 1996, repurchased an additional $4.99 million of debentures representing the remaining balance of its obligation to purchase $11.25 million of debentures for the period ended December 31, 1996. In addition, the Company repurchased an additional $4.6 million of debentures in January 1997. The Company's Stockholders' Equity exceeded $40 million as of December 31, 1996, and as a result, the Company no longer has an obligation to offer to repurchase or redeem its debentures on June 30, 1997.

On February 13, 1997, the Company notified all holders of its 7.25% subordinated convertible debentures that the Company has elected to redeem on February 28, 1997 (the "Redemption Date") all of the outstanding debentures at a redemption price equal to 100% of the principal

                       MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note C - Long-Term Debt (Continued)

amount thereof, together with interest accrued from December 1, 1996 to the Redemption Date, for a total payment of $1,017.52 per $1,000 principal amount of debentures. The Company intends to fund the redemption with proceeds from its existing Credit Agreement, as amended. Accordingly, as of December 31, 1996, the outstanding balance of the debentures, $27 million has been classified as senior debt in the Company's Condensed Consolidated Balance Sheet. The debentures were originally issued in 1986, and an aggregate principal amount of $13.3 million are currently outstanding.

Note D - Inventories

Inventories, which consist primarily of repair parts for rental equipment and finished goods held for sale, are stated at the lower of cost (first-in, first-out method) or market.

Note E - Commitments and Contingencies

On February 10, 1997, the Company was sued in the Superior Court of New Jersey by its former wholly-owned subsidiary, MHM Services, Inc. ("MHM"; formerly Mental Health Management, Inc.). The suit challenges the validity of a note receivable the Company and MHM entered into upon the spin-off of MHM to MEDIQ's shareholders in August 1993. The Company believes this suit has no merit and intends to defend the suit vigorously. In addition, MHM has not made the required February installment on the note. On February 11, 1997 the Company gave notice to MHM of its default on the note and declared all sums outstanding under the note to be immediately due and payable. The Company does not believe an additional reserve on the carrying value of the note receivable is necessary at this time and is pursuing collection efforts.

Note F - Acquisition of Universal Hospital Services, Inc.

On February 11, 1997, the Company entered into a definitive agreement with Universal Hospital Services, Inc. ("Universal") (NASDAQ; UHOS) to acquire the outstanding shares of Universal for $17.50 per share. Including the assumption of debt, the total purchase price is approximately $138 million. Universal provides movable medical equipment to over 3,300 hospitals and alternate care providers principally through Pay-per-Use equipment management programs. Under Universal's rental programs, health care providers are charged a per use rental fee based on actual usage. In addition, Universal sells disposable supplies related to the equipment it rents. Universal operates in 46 states in five primary categories - critical care, monitoring, newborn care, respiratory care and specialty beds.

The transaction is structured as a cash merger that is expected to close in late March 1997 and is subject to approval by a majority of Universal's shareholders and Hart Scott-Rodino clearance. The Company will fund the transaction out of its available funds and existing Credit Agreement, as amended.


Note G - New Accounting Pronouncement

Effective October 1, 1996, the Company formally adopted SFAS No. 123 "Accounting for Stock-based Compensation Plans." The Company will adopt this statement by disclosing the proforma net income and net earnings per share amounts assuming the fair value method in the fiscal year end 1997 financial statements, as required. As a result, the adoption of this statement will not have any impact on reported results of operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of December 31, 1996 and results of operations for the three month periods ended December 31, 1996 and 1995. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K for the year ended September 30, 1996 to which the reader is directed for additional information.


Results of Operations

Revenues from continuing operations were $35.5 million for the first quarter of fiscal 1997, as compared to $32.1 million in the prior year period, an increase of $3.4 million, or 11%. The revenue growth was attributable to a 4.5% increase in rental revenue and an 11% increase in other revenue, primarily from the sale of repair parts, accessories and disposable products, and outsourcing services. The growth in rental revenues was achieved primarily by increased volume through an expanded customer base, despite a continuing trend in the marketplace of better utilization of equipment by customers. The Company expects this trend to continue, with increased potential for its CAMP(R) and CAMP Plus(R) programs as customers seek to reduce capital and operating expenses.

Operating income increased $3.6 million, or 125%, to $6.5 million, for the first quarter of fiscal 1997, as compared to $2.9 million in the prior year period. The improvement in operating income was primarily attributable to revenue growth and reductions in corporate overhead of $.6 million related to the downsizing of corporate functions and consolidation of certain activities with the operations of MEDIQ/PRN that occured in connection with a restructuring. In the first quarter of fiscal 1996 the Company incurred a restructuring charge of $2.2 million in connection with the downsizing.

Interest expense decreased 3% to $6.5 million for the first quarter of fiscal 1997 primarily as a result of lower interest rates associated with the refinancing that occurred on October 1, 1996.

In October 1996, the Company incurred a non-recurring charge of $11 million for the repurchase of a warrant to purchase 10% of MEDIQ/PRN issued in connection with financing the KCI acquisition in 1994.

The Company's effective tax rates were disproportionate compared to the statutory rate as a result of the nondeductibility of the expense associated with the repurchase of the MEDIQ/PRN warrant, goodwill amortization and non-recognition of certain operating losses for state income tax purposes.

On December 31, 1996, the Company sold to NutraMax Products, Inc. ("NutraMax"; NASDAQ:NMPC), all of the 4,037,258 shares of NutraMax common stock owned by the Company at a price of $9.00 per share. The Company received from NutraMax $19.9 million in cash and an interest-bearing promissory note (the "note") in the amount of $16.4 million. The note matures in July 2003 and bears interest at 7.5% per annum for the first eighteen months. The note is payable when NutraMax shares owned by the Company, which currently are held in escrow in support of the Company's 7.50% Exchangeable Subordinated Debentures due 2003, are delivered to NutraMax upon release from escrow. The NutraMax shares are to be released from escrow upon the purchase or redemption of the 7.50% debentures. The note does not bear a market rate of interest for its full term. Accordingly, the Company discounted the note to $13.6 million and recognized an after-tax gain of $4.6 million, or $.18 per share. The cash proceeds from this transaction were used to reduce borrowings under the Credit Agreement.

On November 6, 1996, the Company sold substantially all of the assets of MEDIQ Mobile X-Ray Services, Inc. to Symphony Diagnostics, Inc., a subsidiary of Integrated Health Services, Inc. (NYSE:IHS) for $5.3 million in cash and shares of Integrated Health Services common stock with a value of $5.2 million with the possibility of the Company receiving additional cash consideration based upon the occurrence of certain future events. The loss on the disposal of these assets was recorded in fiscal 1996.

On October 11, 1996, PCI Services, Inc., was acquired by Cardinal Health, Inc. ("Cardinal"). As a result, the Company received 966,000 shares of Cardinal stock which, based on the closing price on October 11, 1996, had a market value of $79.2 million. The Company recognized an after-tax gain of $31.8 million on this transaction in the first quarter of fiscal 1997. In December 1996, Cardinal's common stock split 3 for 2 and, as of December 31, 1996, the Company owned 1,449,000 shares which had an aggregate market value of $84.4 million based upon the closing price of $58.25 per share on that date. Accordingly, the Company recognized market appreciation of $5.2 million on the Cardinal shares in the first quarter of fiscal 1997. The Company sold its Cardinal shares in January 1997 for $88.4 million and recognized an additional pretax gain of $4 million. The Company used a significant portion of the proceeds to reduce borrowings under the Credit Agreement. The remaining proceeds of approximately $8.2 million were placed in a restricted account with the Company's lender and such proceeds are available, upon compliance with certain covenants to repay future indebtedness or to make investments.

Revenues and operating loss from discontinued operations were $1.5 million and $.2 million, respectively, as compared to revenues and operating income of $9.8 million and $1.5 million, respectively, in the prior year period. Estimated operating results from discontinued operations through the expected date of disposal were included in the estimated loss on disposal recognized in fiscal 1996.

As a result of the refinancing, the Company recognized in the first quarter of 1997, an extraordinary charge of $13 million ($6.7 million net of taxes) resulting from the write-off of deferred charges and premiums incurred related principally to the tender offer to purchase the $100 million 11 1/8% Senior Secured Notes due 1999.

In October 1996, the Company repurchased $6.7 million of its 7.5% Exchangeable Debentures at a discount in the open market. The Company recognized an extraordinary gain of $.3 million, net of taxes and the write-off of deferred charges related to the debentures in the first quarter of 1997.

The current period reflects several significant non-recurring transactions as discussed above. In addition, the Company refinanced a significant portion of its debt and reduced its average borrowing rate. The following table provides a proforma analysis of the Company's results of operations as if the Company (a) had not repurchased the MEDIQ/PRN warrant, (b) applied the proceeds from the sales of its investments in discontinued operations in the first quarter of 1997 to its outstanding debt as of October 1, 1996 and (c) tax affected the adjustments described in (a) and (b).



                                                 Three Months Ended                          Three Months Ended
                                                  December 31, 1996          Proforma         December 31, 1996
                                                       Actual               Adjustments             Proforma
                                                 ------------------         -----------      -------------------
Revenues                                              $ 35,483                                      $ 35,483

Operating Income                                         6,538                                         6,538

Other (Charges) Credits:
   Interest expense                                     (6,513)                 2,582(b)              (3,931)
   Equity participation - repurchase of
      MEDIQ/PRN warrant                                (11,047)                11,047(a)                --
   Market appreciation - Cardinal Health
       stock                                             5,192                 (5,192)(b)               --
   Other - net                                             465                                           465
                                                      --------                                      --------

Loss from Continuing Operations before
   Income Taxes and Extraordinary Item                  (5,365)                                        3,072
Income Tax  Expense                                      2,126                  (732)(c)               1,394
                                                      --------                                       --------
Loss from Continuing Operations                       $ (7,491)                                     $  1,678
                                                      ========                                      ========


Liquidity and Capital Resources

Cash used in operating activities was $12.9 million in the current quarter, as compared to cash provided by operations of $3.8 million in the prior year period. The decrease was primarily attributable to the payment of interest on indebtedness more frequently under the Company's new credit facility as compared to semi-annually in the prior year period, and lower collections of accounts receivable which were temporarily affected by the implementation of a new computer system.

Net cash provided by investing activities was $7.5 million, and consisted cash proceeds from the sales of certain assets of Mobile X-Ray and the Company's investment in NutraMax aggregating $25.3 million, partially offset by capital expenditures for equipment of $5.0 million and the repurchase of the MEDIQ/PRN warrant for $12.5 million.

Net cash provided by financing activities consisted of borrowings of $214 million related to the refinancing, partially offset by debt repayments of $171.6 million related to the refinancing, $19 million of scheduled debt service and revolver activity, $8.9 million of subordinated debenture repurchases and deferred financing fees of $8.2 million related to the refinancing.

On October 1, 1996, the Company, together with MEDIQ/PRN entered into a $260 million Credit Agreement with a group of lenders (the "Credit Agreement"). The Credit Agreement provides for four separate loans, a Term A loan ($35 million), a Term B loan ($100 million), an Acquisition Revolver ($100 million) and a Working Capital Revolver ($25 million). The amounts available under the Credit Agreement allowed the Company to refinance substantially all of its existing senior debt, its outstanding lines of credit, all of MEDIQ/PRN's subordinated debt, and MEDIQ/PRN's $100 million 11 1/8% Senior Secured Notes due 1999. As of December 31, 1996, the Company had $55 million available under the Acquisition Revolver and $4 million available under the Working Capital Revolver both of which were available to the Company upon compliance with certain financial covenants and/or ratios. In January 1997, the Acquisition Revolver and Working Capital Revolver were repaid in full from a portion of the proceeds received from the sale of the Cardinal shares.

The loans bear interest at either the prime rate plus a factor or at a Eurodollar rate plus a factor. The factor changes quarterly based upon the Company's leverage ratio. The Company's interest rate on the Term A loan, the Acquisition Revolver and the Working Capital Revolver is prime (8.25% at December 31, 1996) plus 1.25% or Eurodollar (5.625% at December 31, 1996) plus 2.75% and the interest rate on the Term B loan is prime plus 1.75% or Eurodollar plus 3.25%. The loans are collateralized by substantially all of the assets of the Company.

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

Under the terms of the Company's 7.25% Subordinated Convertible Debentures due 2006, (the "debentures") the Company is required to offer to repurchase or redeem a portion of the debentures if stockholders' equity is $40 million or less at the end of two consecutive fiscal quarters. As of June 30, 1994 and through September 30, 1996, the Company's stockholders' equity was less than $40 million. In December 1996 and January 1997, the Company repurchased in the open market $6.26 million of its debentures at prices approximating face value in order to satisfy a portion of its redemption obligation. In January 1997, the Company, through a Special Mandatory Redemption Obligation Offer made to all bond holders of record on December 28, 1996, repurchased an additional $4.99 million of debentures representing the remaining balance of its obligation to purchase $11.25 million of debentures for the period ended December 31, 1996. In addition, the Company repurchased an additional $4.6 million of debentures in January 1997. The Company's Stockholders' Equity exceeded $40 million as of December 31, 1996, and as a result, the Company no longer has an obligation to offer to repurchase or redeem its debentures on June 30, 1997.

On February 13, 1997, the Company notified all holders of its 7.25% subordinated convertible debentures that the Company has elected to redeem on February 28, 1997 (the "Redemption Date") all of the outstanding debentures at a redemption price equal to 100% of the principal amount thereof, together with interest accrued from December 1, 1996 to the Redemption Date, for a total payment of $1,017.52 per $1,000 principal amount of debentures. The Company intends to fund the redemption with proceeds from its existing Credit Agreement, as amended. The debentures were originally issued in 1986, and an aggregate principal amount of $13.3 million are currently outstanding.

The Company may also use a portion of the new credit facility to redeem or repurchase its 7.50% exchangeable subordinated debentures. However, except to the extent required by the terms of the indenture pursuant to which this debenture was issued, there can be no assurance that any such redemption or repurchase will occur.

On February 11, 1997, the Company entered into a definitive agreement with Universal Hospital Services, Inc. ("Universal") (NASDAQ; UHOS) to acquire the outstanding shares of Universal for $17.50 per share. Including the assumption of debt, the total purchase price is approximately $138 million. Universal provides movable medical equipment to over 3,300 hospitals and alternate care providers principally through Pay-per-Use equipment management programs. Under Universal's rental programs, health care providers are charged a per use rental fee based on actual usage. In addition, Universal sells disposable supplies related to the equipment it rents. Universal operates in 46 states in five primary categories - critical care, monitoring, newborn care, respiratory care and specialty beds. The transaction is structured as a cash merger that is expected to close in late March 1997 and is subject to approval by a majority of Universal's shareholders and Hart Scott-Rodino clearance. The Company will fund the transaction out of its available funds and existing Credit Agreement, as amended.

The Company expects that its primary sources of liquidity for operating activities will be generated through cash flows from MEDIQ/PRN. Proceeds from the sale of discontinued operations and miscellaneous assets will be used to repay long-term debt. The Company believes that sufficient funds will be available from operating cash flows, the sale of assets and its credit facility to meet the Company's anticipated operating and capital requirements.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                         Quarter Ended December 31, 1996



PART II.  OTHER INFORMATION


  Item 5.    OTHER INFORMATION.


On February 11, 1997, the Company entered into a definitive agreement with Universal Hospital Services, Inc. ("Universal") (NASDAQ; UHOS) to acquire the outstanding shares of Universal for $17.50 per share. Including the assumption of debt, the total purchase price is approximately $138 million. Universal provides movable medical equipment to over 3,300 hospitals and alternate care providers principally through Pay-per-Use equipment management programs. Under Universal's rental programs, health care providers are charged a per use rental fee based on actual usage. In addition, Universal sells disposable supplies related to the equipment it rents. Universal operates in 46 states in five primary categories - critical care, monitoring, newborn care, respiratory care and specialty beds. The transaction is structured as a cash merger that is expected to close in late March or early April 1997 and is subject to approval by a majority of Universal's shareholders and Hart Scott-Rodino clearance. The Company will fund the transaction out of its available funds and existing Credit Agreement, as amended.

On February 13, 1997, the Company notified all holders of its 7.25% subordinated convertible debentures that the Company has elected to redeem on February 28, 1997 (the "Redemption Date") all of the outstanding debentures at a redemption price equal to 100% of the principal amount thereof, together with interest accrued from December 1, 1996 to the Redemption Date, for a total payment of $1,017.52 per $1,000 principal amount of debentures. The Company intends to fund the redemption with proceeds from its existing Credit Agreement, as amended. The debentures were originally issued in 1986, and an aggregate principal amount of $13.3 million are currently outstanding.

  Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.


    (a) Exhibits:

        Exhibit 4.1(a) - Amendment to Credit Agreement, dated January 24, 1997.
        Exhibit 11     - Computation of Net Income Per Share appears on page 19.
        Exhibit 27     - Financial Data Schedule appears on page 20.

    (b) Reports on Form 8-K

        The Company filed the following report on Form 8-K during the quarter ended December 31, 1996:

        Date of Earliest Event Requiring Report:  October 11, 1996
        Date of Filing:            October 17, 1996
        Items Reported:            Item 2
        Subject:                   Completion of the previously announced
                                   acquisition of PCI Services,
                                   Inc. by Cardinal Health, Inc.

        Date of Earliest Event Requiring Report:  December 31, 1996
        Date of Filing:         February 4, 1997
        Items Reported:         Items 2, 5 and 7
        Subject:                Sale of Cardinal Health, Inc. common stock in
                                January 1997 and consummation of previously announced sale of Company's investment in NutraMax Products, Inc. on December 31, 1996.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                         Quarter Ended December 31, 1996


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                             MEDIQ Incorporated
                                                            --------------------
                                                                (Registrant)





February 14, 1997
-----------------
    (Date)
                                                 /s/ Michael F. Sandler
                                                 ----------------------------
                                                 Michael F. Sandler
                                                 Senior Vice President - Finance
                                                 and Chief Financial Officer