Form 10-K/A
period 1996-09-30
MEDIQ INC
filed 1997-03-26
CIK 350920

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------


                                   FORM 10-K/A


                                  AMENDMENT TO

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 1996    Commission File Number:  1-8147

                               MEDIQ Incorporated
             (Exact name of registrant as specified in its charter)

               Delaware                                        51-0219413
   -------------------------------                         -------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

One MEDIQ Plaza, Pennsauken, New Jersey                          08110
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (609) 665-9300

                                PORTIONS AMENDED

        The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended September 30, 1996 as set forth in the pages attached hereto.


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K

            Index to Exhibits

            Exhibit 24.1 - Consents of experts and counsel

            Exhibit 99 - MEDIQ Incorporated Employees' Savings Plan -
                         Annual Report for fiscal year ended September 30, 1996

                                   SIGNATURES


The Registrant. Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MEDIQ Incorporated
                                           ------------------
                                             (Registrant)


Date:  March 26, 1997                      By: /s/ Michael F. Sandler
       --------------                          --------------------------------
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

                                           MEDIQ Incorporated
                                           Employees' Savings Plan
                                           -----------------------
                                                  (Plan)


Date:  March 26, 1997                      By: /s/ Michael F. Sandler
       --------------                          ---------------------------------
                                           Michael F. Sandler
                                           Senior Vice President - Finance and
                                           Chief Financial Officer, MEDIQ
                                           Incorporated, Administrator of the
                                           Plan