Form 10-Q
period 1997-03-31
MEDIQ INC
filed 1997-05-08
CIK 350920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                    FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarter ended: March 31, 1997            Commission File Number: 1-8147



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



       Registrant's telephone number, including area code: (609) 662-3200



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

As of May 2, 1997, there were 19,365,319 shares of Common Stock, par value $1.00 per share and 6,282,701 shares of Preferred Stock, par value $.50 per share, outstanding.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended March 31, 1997

                                      INDEX

                                                                          Page
                                                                         Number


PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements.

             Condensed Consolidated Statements of Operations-
             Three and Six Months Ended March 31, 1997 and 1996
             (Unaudited)                                                     4

             Condensed Consolidated Balance Sheets-
             March 31, 1997 (Unaudited) and
             September 30, 1996                                              5

             Condensed Consolidated Statements of Cash Flows-
             Six Months Ended March 31, 1997 and 1996
             (Unaudited)                                                     6

             Notes to Condensed Consolidated Financial
             Statements (Unaudited)                                       7-11

  Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.      12-17



PART II.      OTHER INFORMATION:

  Item 4.  Submission of Matters to a Vote of Security Holders              18

  Item 6.  Exhibits and Reports on Form 8-K.                                18

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended March 31, 1997



                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                           Three Months Ended            Six Months Ended
                                                                                March 31,                     March 31,
                                                                          --------------------           -------------------
                                                                          1997            1996           1997           1996
                                                                          ----            ----           ----           ----
Revenue:
  Rental                                                                $ 32,524        $ 31,077       $ 61,246       $ 58,808
  Sales                                                                    5,731           2,508          9,459          4,552
  Other                                                                    4,311           3,414          7,344          5,732
                                                                        --------        --------       --------       --------
                                                                          42,566          36,999         78,049         69,092
Costs and Expenses:
  Cost of sales                                                            4,680           1,639          7,754          3,561
  Operating                                                               14,800          12,400         27,315         24,606
  Selling and administrative                                               5,533           5,386         11,522         10,816
  Restructuring                                                               --              --             --          2,200
  Depreciation and amortization                                            7,364           7,413         14,731         14,836
                                                                        --------        --------       --------       --------
                                                                          32,377          26,838         61,322         56,019
                                                                        --------        --------       --------       --------

Operating Income                                                          10,189          10,161         16,727         13,073

Other (Charges) Credits:
  Interest expense                                                        (5,409)         (6,881)       (11,922)       (13,592)
  Equity participation - repurchase of MEDIQ/PRN warrants                     --              --        (11,047)            --
  Gain on sale and market appreciation of Cardinal Health stock            4,021              --          9,213             --
  Gain on NutraMax note receivable                                         1,195              --          1,195             --
  Other - net                                                                679             (32)         1,144            382
                                                                        --------        --------       --------       --------
Income (loss) from Continuing Operations before
    Income Taxes and Extraordinary Item                                   10,675           3,248          5,310           (137)
Income Tax Expense                                                         4,318           1,975          6,444            960
                                                                        --------        --------       --------       --------
Income (loss) before Discontinued Operations and
     Extraordinary Item                                                    6,357           1,273         (1,134)        (1,097)

Discontinued Operations (net of taxes)                                       (66)          1,542         37,175          2,544

Extraordinary Item - Early Retirement of Debt (net of taxes)                (462)             --         (6,926)         1,001
                                                                        --------        --------       --------       --------
Net Income                                                              $  5,829        $  2,815       $ 29,115       $  2,448
                                                                        ========        ========       ========       ========
Earnings per share:
    Continuing Operations                                               $    .25        $    .05       $   (.05)      $   (.04)
    Discontinued Operations                                                   --             .06           1.46            .10
    Extraordinary Item                                                      (.02)             --           (.27)           .04
                                                                        --------        --------       --------       --------
    Net Income                                                          $    .23        $    .11       $   1.14       $    .10
                                                                        ========        ========       ========       ========
Weighted Average Shares Outstanding                                       25,739          24,845         25,501         24,713
                                                                        ========        ========       ========       ========


            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  Mar. 31,        Sept. 30
                                                                                   1997             1996
                                                                                ----------        ----------
                                                                                (Unaudited)       (See Note)
                                                            Assets
                                                            ------
Current Assets:
  Cash                                                                            $  2,939         $  3,219
  Accounts receivable - net                                                         39,837           30,233
  Inventories                                                                       11,328            6,614
  Deferred income taxes                                                              4,962            2,447
  Other current assets                                                               3,501            2,280
                                                                                  --------         --------

        Total Current Assets                                                        62,567           44,793

Property, plant and equipment - net                                                117,332          122,706
Goodwill - net                                                                      56,116           58,321
Investment in discontinued operations - restricted                                   5,425           64,967
Notes receivable                                                                    14,551            7,328
Deferred financing fees                                                              8,613            4,225
Marketable equity securities - restricted                                            5,200               --
Other Assets                                                                         6,959            5,773
                                                                                  --------         --------
Total assets                                                                      $276,763         $308,113
                                                                                  ========         ========

                                             Liabilities and Stockholders' Equity
                                             ------------------------------------
Current Liabilities:
  Accounts payable                                                                $  9,247         $  8,907
  Accrued expenses                                                                  26,638           27,877
  Current portion of long-term debt                                                  8,039            8,520
                                                                                  --------         --------

        Total Current Liabilities                                                   43,924           45,304

Senior debt                                                                        134,118          192,461
Subordinated debt                                                                   13,850           41,229
Deferred income taxes                                                               29,022            7,254
Other liabilities                                                                    2,766            4,420
Stockholders' Equity                                                                53,083           17,445
                                                                                  --------         --------
Total Liabilities and Stockholders' Equity                                        $276,763         $308,113
                                                                                  ========         ========


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

            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                     Six Months Ended
                                                                                         March 31,
                                                                               ---------------------------
                                                                                  1997              1996
                                                                                  ----              ----

Cash Flows from Operating Activities:
   Net income                                                                   $ 29,115          $  2,448
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
       Income from discontinued operations                                       (37,175)           (2,544)
       Gain on sale of Cardinal shares                                            (9,213)               --
       Equity participation-repurchase of MEDIQ/PRN warrants                      11,047                --
       Other - net                                                                (4,242)            7,554
                                                                                --------          --------
   Net cash provided by (used in) operating activities                           (10,468)            7,458

Cash Flows from Investing Activities:
   Proceeds from sale of discontinued operations                                 120,790             1,500
   Proceeds from sale of equipment and other assets                                  546             3,046
   Purchase of equipment                                                          (8,005)           (9,804)
   Note receivable from SpectraCair                                                   --            (3,250)
   Repurchase of MEDIQ/PRN warrant                                               (12,500)           (1,625)
   Other                                                                          (3,043)           (1,688)
                                                                                --------          --------

   Net cash provided by (used in) investing activities                            97,788           (11,821)

Cash Flows from Financing Activities:
   Borrowings                                                                    214,000            22,210
   Debt repayments                                                              (293,126)          (19,088)
   Deferred financing fees                                                        (8,746)               --
   Exercise of stock options                                                         272             1,419
                                                                                --------          --------
   Net cash provided by (used in) financing activities                           (87,600)            4,541
                                                                                --------          --------
Increase (decrease) in cash                                                         (280)              178
                                                                                --------          --------
Cash:
   Beginning balance                                                               3,219             2,966
                                                                                --------          --------
   Ending balance                                                               $  2,939          $  3,144
                                                                                ========          ========

Supplemental disclosure of cash flow information:
   Interest paid                                                                $ 13,034          $ 12,489
                                                                                ========          ========
   Income taxes paid                                                            $  3,249          $    366
                                                                                ========          ========

Supplemental disclosure of non-cash investing and financing activities:
   Conversion of 7.25% subordinated debentures into common stock                $  6,251          $     --
                                                                                ========          ========
   Equipment financed with long-term debt and capital leases                    $     --          $  1,539
                                                                                ========          ========

            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 1997 and the condensed consolidated statements of operations and cash flows for the six months ended March 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1996 Annual Report on Form 10-K. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

Note B - Revenues

The Company derives revenues from the following sources: (1) rental - rental of moveable medical equipment, (2) sales - sales of disposable products, spare parts and equipment and (3) other - logistical services, revenue-share arrangements, maintenance and reconditioning services and management consulting services.

Note C - Discontinued Operations

On May 7, 1997, the Company sold the stock of Health Examinetics, Inc. to the management of Health Examinetics for approximately $1.7 million, consisting of $.1 million in cash and $1.6 million in notes. The sale resulted in a net loss which is included in the estimated net loss on the disposal of discontinued operations recorded in fiscal 1996.

On December 31, 1996, the Company sold to NutraMax Products, Inc. ("NutraMax"), all of the 4,037,258 shares of NutraMax common stock owned by the Company at a price of $9.00 per share. The Company received from NutraMax $19.9 million in cash and an interest-bearing promissory note (the "Note") in the amount of $16.4 million. The Note matures in July 2003 and bears interest at 7.5% per annum for the first eighteen months with decreasing interest rates over the remaining term. The Note is payable when NutraMax shares owned by the Company, which are held in escrow in support of the Company's 7.50% Exchangeable Subordinated Debentures due 2003 (the "7.50% debentures"), are delivered to NutraMax upon release from escrow. The NutraMax shares are released from escrow upon the purchase or redemption of the 7.50% debentures. The Note does not bear a market rate of interest for its full term. Accordingly, the Company discounted the Note to $13.6 million and recognized an after-tax gain of $4.6 million, or $.18 per share.

In the second quarter of 1997, the Company repurchased $14 million of the 7.50% debentures in the open market (See Note D) which resulted in the release of 913,922 shares of NutraMax common stock from escrow. The shares were delivered to NutraMax resulting in a cash payment.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note C - Discontinued Operations  (Continued)

on the Note of $7.1 million and the realization of a $1.2 million pretax gain as a result of the recognition of a portion of the discount on the Note. The gain is reflected in Other Income on the Company's Condensed Consolidated Statement of Operations.

On November 6, 1996, the Company sold substantially all of the assets of MEDIQ Mobile X-Ray Services, Inc. ("Mobile X-Ray") to Symphony Diagnostics, Inc., a subsidiary of Integrated Health Services, Inc. ("IHS", NYSE:IHS) for $5.3 million in cash and shares of IHS common stock with a guaranteed value of $5.2 million with the possibility of the Company receiving additional cash consideration based upon the occurrence of certain future events. The Company anticipates the sale of the IHS shares in fiscal 1997 with the proceeds to be used to reduce borrowings under the Credit Agreement. The loss on the disposal of these assets was recorded in fiscal 1996.

On October 11, 1996, PCI Services, Inc., was acquired by Cardinal Health, Inc. ("Cardinal"). As a result, the Company received 966,000 shares of Cardinal stock which, based on the closing price on October 11, 1996, had a market value of $79.2 million. The Company recognized an after-tax gain of $32.6 million on this transaction. In December 1996, Cardinal's common stock split 3 for 2 and, as of December 31, 1996, the Company owned 1,449,000 shares which had an aggregate market value of $84.4 million based upon the closing price of $58.25 per share on that date. Accordingly, the Company recognized market appreciation of $5.2 million on the Cardinal shares in the first quarter of fiscal 1997. The Company sold its Cardinal shares in January 1997 and recognized an additional pretax gain of $4 million.

The Company anticipates that the disposal of InnoServ Technologies, Inc., its remaining discontinued operation, will be completed in fiscal 1997.

The investment in discontinued operations as of March 31, 1997 consisted of (in thousands):

                  Current assets                         $6,116
                  Current liabilities                       880
                                                         ------
                  Net current assets                      5,236
                  Other noncurrent assets - net             189
                                                         ------
                                                         $5,425
                                                         ======

Revenues from discontinued operations were $3.3 million and $20.1 million for the six months ended March 31, 1997 and 1996, respectively.

Note D - Long-Term Debt

On October 1, 1996, the Company, together with MEDIQ/PRN, entered into a $260 million Credit Agreement with a group of lenders (the "Credit Agreement"). The Credit Agreement provided for four separate loans, a Term A loan ($35 million), a Term B loan ($100 million), an Acquisition Revolver ($100 million) and a Working Capital Revolver ($25 million). Borrowings under the Credit Agreement provided the funds for the Company to refinance substantially all of its existing senior debt, its outstanding lines of credit and all of MEDIQ/PRN's subordinated

                       MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note D - Long-Term Debt (Continued)

debt and $100 million 11 1/8% Senior Secured Notes (the "Refinancing"). On January 24, 1997, the Company executed an amendment to the Credit Agreement to increase the amounts which may be borrowed under the Term B loan by $45 million and the Working Capital Revolver by $5 million. The additional funds are available at the time of consummation of the acquisition of Universal Hospital Services, Inc. ("Universal") (See Note G). Substantially all of the cash proceeds from the sale of NutraMax stock, Mobile X-Ray assets and Cardinal stock were used to reduce borrowings under the Credit Agreement. As of March 31, 1997, the Company had $100 million available under the Acquisition Revolver and $19.5 million available under the Working Capital Revolver, both of which were available to the Company upon continued compliance with certain financial covenants and/or ratios.

Borrowings under the Credit Agreement bear interest at either the prime rate plus a factor or at a Eurodollar rate plus a factor. The factor may change quarterly based upon the Company's leverage ratio as defined in the Credit Agreement. The Company's interest rate on the Term A loan, the Acquisition Revolver and the Working Capital Revolver is prime (8.50% at March 31, 1997) plus 1.25% or Eurodollar (5.60% at March 31, 1997) plus 2.75% and the interest rate on the Term B loan is either prime plus 1.75% or Eurodollar plus 3.25%. The loans are collateralized by substantially all of the assets of the Company. In May 1997, as a result of an improvement in the Company's leverage ratio, the Company's factors on the Term A loan, the Acquisition Revolver and the Working Capital Revolver will change to 0.5% for prime and 2.00% for Eurodollar. The factor on the Term B loan will change to 1.25% for prime and 2.75% for Eurodollar.

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

As a result of the Refinancing, the Company recognized in the first quarter of 1997, an extraordinary charge of $13 million ($6.7 million net of taxes) resulting from the write-off of deferred charges and premiums incurred related principally to the tender offer to purchase the $100 million 11 1/8% Senior Secured Notes, and a non-recurring charge of $11 million for the repurchase of warrants to purchase 10% of MEDIQ/PRN issued in connection with financing the KCI acquisition in 1994. The non-recurring charge is reflected in Other Charges on the Company's Condensed Consolidated Statement of Operations.

During fiscal 1997, the Company repurchased an aggregate of $21.9 million of the 7.50% debentures at a discount in the open market, $14 million of which were purchased in the second quarter (See Note C). The Company recognized an extraordinary gain in connection with the repurchase of the 7.50% debentures and write-offs of related deferred charges in the amount of $51,000, net of taxes through March 31, 1997.

During fiscal 1997, the Company repurchased or redeemed $23 million of the 7.25% Subordinated Convertible Debentures due 2006 ("7.25% debentures"). The Company recognized an extraordinary loss in connection with the repurchase of the 7.25% debentures and

                       MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note D - Long-Term Debt (Continued)

write-offs of related deferred charges in the amount of $.2 million. The remaining balance of $6.2 million of the 7.25% debentures were converted into 833,446 shares of the Company's common stock.


Note E - Inventories

Inventories, which consist primarily of finished goods held for sale and repair parts for rental equipment, are stated at the lower of cost (first-in, first-out method) or market.

Note F - Income Taxes

As a result of the sale of the Company's investments in PCI, NutraMax and Cardinal (See Note C), the Company has utilized all of its available net operating loss and capital loss carryforwards, all of its Investment Tax Credits and Rehabilitation Tax Credits and a portion of its alternative minimum tax credit carryforwards.

Note G - Commitments and Contingencies

On February 10, 1997, the Company was sued in the Superior Court of New Jersey by its former wholly-owned subsidiary, MHM Services, Inc. ("MHM"; formerly Mental Health Management, Inc.). The suit challenges the validity of a note receivable the Company and MHM entered into upon the spin-off of MHM to MEDIQ's shareholders in August 1993. The Company believes this suit has no merit and intends to defend the suit vigorously. In addition, beginning in February 1997, MHM has not made the required monthly installments on the note. On February 11, 1997 the Company gave notice to MHM of its default on the note and declared all sums outstanding under the note to be immediately due and payable. The Company does not believe an additional reserve on the carrying value of the note receivable is necessary at this time and is pursuing collection efforts.

Investigations and Legal Proceedings - MEDIQ Imaging Services, Inc., the assets of which were sold by the Company in August 1995, was notified in January 1995 that it was the subject of a criminal and civil investigation by the United States Attorney's Office for the District of New Jersey and the Department of Health and Human Services. In March 1997, the Company was advised by the
U.S. Government that the criminal investigation has been terminated, however, the Company remains the subject of a civil investigation. Reference is made to
Note I in the Company's Annual Report on Form 10-K for additional information.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Note H - Acquisition of Universal Hospital Services, Inc.

On February 11, 1997, the Company entered into a definitive agreement with Universal Hospital Services, Inc. ("Universal") (NASDAQ; UHOS) to acquire the outstanding shares of Universal for $17.50 per share. Including the assumption of debt, the total purchase price is approximately $138 million. Universal provides movable medical equipment to over 3,300 hospitals and alternate care providers. In addition, Universal sells disposable supplies related to the equipment it rents. Universal operates in 46 states in five primary categories - critical care, monitoring, newborn care, respiratory care and specialty beds.

On April 4, 1997, the shareholders of Universal approved the acquisition subject to Hart-Scott-Rodino approval. On April 10, 1997, the Company and Universal received a request for additional information from the Federal Trade Commission ("FTC") in connection with the Company's Hart-Scott-Rodino filing. This "second request" extends the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, during which the FTC is permitted to review the transaction. The waiting period will expire on the twentieth calendar day after the FTC has determined that the companies have substantially complied with the FTC's request.

The transaction is structured as a cash merger and is anticipated to be funded with available funds and proceeds from the existing Credit Agreement.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note I - New Accounting Pronouncements

For fiscal 1997, the Company has formally adopted SFAS No. 123, "Accounting for Stock-based Compensation Plans," which will result in disclosure of the proforma net income and net earnings per share amounts assuming the fair value method in the fiscal year end financial statements, as required. As a result, the adoption of this statement will not have any impact on reported results of operations and financial position.

The Financing Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share," which will result in changes to the computation and presentation of earnings per share. The Company will be required to adopt this standard during its quarter ended December 31, 1997 with earlier adoption not permitted. At this time, the Company has not determined the impact this standard will have on the Company's earnings per share.

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of March 31, 1997 and results of operations for the six month periods ended March 31, 1997 and 1996. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K for the year ended September 30, 1996 to which the reader is directed for additional information.

Seasonality

The Company's rental business is seasonal, with demand historically peaking during periods of increased hospital census, which generally occur in the winter months during the Company's second fiscal quarter.


Results of Operations

Second Quarter 1997 Compared with Second Quarter 1996

Revenues from continuing operations were $42.6 million for the second quarter of fiscal 1997, as compared to $37 million in the prior year period, an increase of $5.6 million, or 15%. The revenue growth was attributable to a 5% increase in rental revenue, a 129% increase in sales and a 26% increase in other revenue. The growth in rental revenue was primarily attributable to a sustained flu season in the second quarter of fiscal 1997 as compared to the prior year period. The increase in sales was derived primarily from a significant distribution contract which was in place during the entire second quarter of fiscal 1997 as compared to a portion of the prior year period as well as increases in sales of disposable products in the current period as a result of additional volume. The increase in other revenue was achieved principally through a new revenue-sharing arrangement for certain rental products and revenues from outsourcing services.

Operating income was consistent with the prior year period at $10.2 million, as a result of the Company's growth in non-rental activities which provide a lower gross margin than the rental business and the Company making additional investments of people and other resources in the second quarter of fiscal 1997 to accelerate the growth in non-rental activities. In addition, the sustained flu season resulted in higher variable costs in the second quarter of fiscal 1997 as compared to the prior year period.

Interest expense decreased 21% to $5.4 million for the second quarter of fiscal 1997 primarily as a result of substantial reductions of debt and lower interest rates associated with the refinancing that occurred on October 1, 1996.

In January 1997, the Company sold its Cardinal Health, Inc. ("Cardinal") shares for $88.4 million and realized a pretax gain of $9.2 million. The Company recognized $5.2 million of this gain as market appreciation in the first quarter of 1997. Accordingly, $4.0 million of pretax gain was recorded in the second quarter of 1997.

In the second quarter of fiscal 1997, the Company repurchased $14 million of the 7.50% Exchangeable Subordinated Debentures ("7.50% debentures") in the open market which resulted in the release of 913,922 shares of NutraMax Products,

Inc. ("NutraMax") common stock from escrow. The shares were delivered to NutraMax resulting in a cash payment on the NutraMax note receivable (the "Note") of $7.1 million and the realization of a $1.2 million pretax gain as a result of the recognition of a portion of the discount on the Note.

The Company's effective tax rate was disproportionate compared to the statutory rate as a result of goodwill amortization and non-recognition of certain operating losses and non-operating gains for state income tax purposes.

Revenues and operating income from discontinued operations were $1.8 million and $9,000, respectively, as compared to revenues and operating income of $10.3 million and $2.1 million, respectively, in the prior year period. Estimated operating results from discontinued operations through the expected date of disposal were included in the estimated loss on disposal recognized in fiscal 1996.

As a result of the repurchases of the Company's 7.25% Subordinated Convertible Debentures ("7.25% debentures") and 7.50% debentures, the Company recognized in the second quarter of 1997 an extraordinary charge of $.7 million ($.5 million net of taxes) resulting primarily from the write-off of related deferred charges.

The current period reflects several significant non-recurring transactions as discussed above. In addition, the Company refinanced a significant portion of its debt and reduced its average borrowing rate on October 1, 1996. The following table provides a proforma analysis of the Company's results of operations as if the Company: (a) applied the proceeds from the sales of its investments in Cardinal and Integrated Health Services, Inc. ("IHS") to its outstanding debt as of October 1, 1996, (b) received all cash from the sale of NutraMax and applied the proceeds to its outstanding debt as of October 1, 1996, and (c) tax effected the adjustments described in (a) and (b).



                                               Three Months Ended                                Three Months Ended
                                                  March 31, 1997              Proforma              March 31, 1997
                                                     Actual                  Adjustments              Proforma
                                               ------------------            -----------         ------------------
Revenues                                             $ 42,566                                          $ 42,566

Operating Income                                       10,189                                            10,189

Other (Charges) Credits:
   Interest expense                                    (5,409)                    694  (a),(b)           (4,715)
   Gain on sale of Cardinal Health
       stock                                            4,021                  (4,021) (a)                   --
Gain on NutraMax note receivable                        1,195                  (1,195) (b)                   --
   Other - net                                            679                                               679
                                                     --------                                          --------

Income from Continuing Operations before
   Income Taxes and Extraordinary Item                 10,675                                             6,153
Income Tax  Expense                                     4,318                   1,496  (c)                2,822
                                                    ---------                                          --------
Net Income from Continuing Operations               $   6,357                                          $  3,331
                                                    =========                                          ========

Per Share Data:
Net Income from Continuing Operations               $     .25                                          $    .13
                                                    =========                                          ========


Six Months Ended March 31, 1997 Compared with Six Months Ended March 31, 1996

Revenues from continuing operations were $78 million for the six months ended March 31, 1997, as compared to $69.1 million in the prior year period, an increase of $8.9 million, or 13%. The revenue growth was attributable to a 4% increase in rental revenue, a 108% increase in sales, and a 28% increase in other revenue. The growth in rental revenue was primarily attributable to a sustained flu season and increased volume through an expanded customer base. The increase in sales was derived primarily from a significant distribution contract which was in place during the entire six months ended March 31, 1997 as compared to a portion of the second quarter of fiscal 1996 as well as increases in sales of disposable products in the current period as a result of additional volume. The increase in other revenue was achieved principally through a new revenue-sharing arrangement for certain rental products and revenues from outsourcing services.

Operating income increased $1.5 million, or 10% to $16.7 million, for the six months ended March 31, 1997, as compared to $15.3 million, exclusive of a $2.2 million restructuring charge, in the prior year period. The restructuring charge was incurred in connection with the downsizing of corporate functions and consolidation of certain activities with the operations of MEDIQ/PRN. The improvement in operating income was attributable to the growth of revenues from non-rental activities with lower gross margins and reductions in corporate overhead of $.7 million related to the downsizing of corporate functions. This improvement was partially offset by an additional investment of people and other resources in the second quarter of fiscal 1997 to accelerate the growth of the Company's non-rental activities and higher variable costs associated with the sustained flu season.

Interest expense decreased 12% to $11.9 million for the six months ended March 31, 1997 primarily as a result of substantial reductions of debt and lower interest rates associated with the refinancing that occurred on October 1, 1996.

In October 1996, the Company incurred a non-recurring charge of $11 million for the repurchase of warrants to purchase 10% of MEDIQ/PRN issued in connection with financing the KCI acquisition in 1994.

The Company's effective tax rate was disproportionate compared to the statutory rate as a result of the non-deductibility of the expense associated with the repurchase of the MEDIQ/PRN warrants, goodwill amortization and non-recognition of certain operating losses and non-operating gains for state income tax purposes.

On December 31, 1996, the Company sold to NutraMax, all of the 4,037,258 shares of NutraMax common stock owned by the Company at a price of $9.00 per share. The Company received from NutraMax $19.9 million in cash and an interest-bearing promissory note in the amount of $16.4 million. The Note matures in July 2003 and bears interest at 7.5% per annum for the first eighteen months with decreasing interest rates over the remaining term. The Note is payable when NutraMax shares owned by the Company, which are held in escrow in support of the Company's 7.50% debentures are delivered to NutraMax upon release from escrow. The NutraMax shares are to be released from escrow upon the purchase or redemption of the 7.50% debentures. The Note does not bear a market rate of interest for its full term. Accordingly, the Company discounted the Note to $13.6 million and recognized an after-tax gain of $4.6 million, or $.18 per share.

On November 6, 1996, the Company sold substantially all of the assets of MEDIQ Mobile X-Ray Services, Inc. ("Mobile X-Ray") to Symphony Diagnostics, Inc., a subsidiary of IHS, for $5.3 million in cash and shares of IHS common stock with a guaranteed value of $5.2 million with the possibility of the Company receiving additional cash consideration based upon the occurrence of certain future events. The Company anticipates the sale of the IHS shares in fiscal 1997 with the proceeds to be used to reduce the borrowings under the Credit Agreement (See Liquidity and Capital Resources). The loss on the disposal of these assets was recorded in fiscal 1996.

On October 11, 1996, PCI Services, Inc., was acquired by Cardinal. As a result, the Company received 966,000 shares of Cardinal stock which, based on the closing price on October 11, 1996, had a market value of $79.2 million. The Company recognized an after-tax gain of $32.6 million on this transaction. In December 1996, Cardinal's common stock split 3 for 2 and, as of December 31, 1996, the Company owned 1,449,000 shares which had an aggregate market value of $84.4 million based upon the closing price of $58.25 per share on that date. Accordingly, the Company recognized market appreciation of $5.2 million on the Cardinal shares in the first quarter of fiscal 1997. The Company sold its Cardinal shares in January 1997 for $88.4 million and recognized an additional pretax gain of $4 million.

Revenues and operating loss from discontinued operations were $3.3 million and $.2 million, respectively, as compared to revenues and operating income of $20.1 million and $3.6 million, respectively, in the prior year period. Estimated operating results from discontinued operations through the expected date of disposal were included in the estimated loss on disposal recognized in fiscal 1996.

As a result of the refinancing and repurchases of the Company's 7.25% and 7.50% debentures, the Company recognized an extraordinary charge of $13.3 million ($6.9 million net of taxes) resulting primarily from the write-off of related deferred charges and premiums incurred related principally to the tender offer to purchase the $100 million 11 1/8% Senior Secured Notes due 1999.

The current period reflects several significant non-recurring transactions as discussed above. In addition, the Company refinanced a significant portion of its debt and reduced its average borrowing rate. The following table provides a proforma analysis of the Company's results of operations as if the Company: (a) had not repurchased the MEDIQ/PRN warrants, (b) applied the proceeds from the sales of its investments in discontinued operations in the first quarter of fiscal 1997 to its outstanding debt as of October 1, 1996 and (c) tax effected the adjustments described in (a) and (b).


                                                 Six Months Ended                                  Six Months Ended
                                                   March 31, 1997             Proforma               March 31, 1997
                                                     Actual                  Adjustments              Proforma
                                                 ----------------            -----------           ----------------
Revenues                                             $ 78,049                                           $ 78,049

Operating Income                                       16,727                                             16,727

Other (Charges) Credits:
   Interest expense                                   (11,922)                   3,276  (b)               (8,646)
   Equity participation - repurchase of
      MEDIQ/PRN warrants                              (11,047)                  11,047  (a)                   --
   Gain on sale of Cardinal Health
       stock                                            9,213                   (9,213) (b)                   --
   Gain on NutraMax note receivable                     1,195                   (1,195) (b)                   --
   Other - net                                          1,144                                              1,144
                                                     --------                                           --------

Income from Continuing Operations before
   Income Taxes and Extraordinary Item                  5,310                                              9,225
Income Tax Expense                                      6,444                   (2,228) (c)                4,216
                                                     --------                                           --------
Net Income (Loss) from
   Continuing Operations                             $ (1,134)                                          $  5,009
                                                     ========                                           ========
Per Share Data:
Net Income (Loss) from
   Continuing Operations                             $   (.05)                                          $    .20
                                                     ========                                           ========


Liquidity and Capital Resources

Cash used in operating activities was $10.5 million in the six months ended March 31, 1997, as compared to cash provided by operations of $7.5 million in the prior year period. The decrease in cash flows from operating activities in the current period was primarily attributable to an increase in accounts receivable associated with the Company's revenue growth, higher inventories to support the increase in the Company's sales activities, and the payment of income taxes.

Net cash provided by investing activities was $97.8 million, and consisted of cash proceeds from the sales of the Company's investments in NutraMax and Cardinal stock and certain assets of Mobile X-Ray aggregating $120.8 million, partially offset by capital expenditures for equipment of $8.0 million and the repurchase of the MEDIQ/PRN warrants for $12.5 million.

Net cash used in financing activities consisted of debt repayments of $293.1 million related to the refinancing, subordinated debenture repurchases and debt service and deferred financing fees of $8.7 million related to the refinancing. These cash disbursements were partially offset by borrowings of $214 million.

On October 1, 1996, the Company, together with MEDIQ/PRN, entered into a $260 million Credit Agreement with a group of lenders (the "Credit Agreement"). The Credit Agreement provided for four separate loans, a Term A loan ($35 million), a Term B loan ($100 million), an Acquisition Revolver ($100 million) and a Working Capital Revolver ($25 million). The amounts available under the Credit Agreement provided the funds for the Company to refinance substantially all of its existing senior debt, its outstanding lines of credit, all of MEDIQ/PRN's subordinated debt and $100 million 11 1/8% Senior Secured Notes (the "Refinancing"). On January 24, 1997, the Company executed an amendment to the Credit Agreement to increase the Term B loan by $45 million and the Working Capital Revolver by $5 million. The additional funds are available at the time of consummation of the acquisition of Universal Health Services, Inc. ("Universal") (Note G). Substantially all of the cash proceeds from the sale of NutraMax stock, Mobile X-Ray assets and Cardinal stock were used to reduce borrowings under the Credit Agreement. As of March 31, 1997, the Company had

$100 million available under the Acquisition Revolver and $19.5 million available under the Working Capital Revolver both of which were available to the Company upon continued compliance with certain financial covenants and/or ratios.

Borrowings under the Credit Agreement bear interest at either the prime rate plus a factor or at a Eurodollar rate plus a factor. The factor may change quarterly based upon the Company's leverage ratio. As of March 31, 1997 the Company's interest rate on the Term A loan, the Acquisition Revolver and the Working Capital Revolver is prime (8.50% at March 31, 1997) plus 1.25% or Eurodollar (5.60% at March 31, 1997) plus 2.75% and the interest rate on the Term B loan is prime plus 1.75% or Eurodollar plus 3.25%. The loans are collateralized by substantially all of the assets of the Company. On May 1, 1997, the Company elected a six month Eurodollar rate of 6.06% for $30 million of the Term A loan and $99 million of the Term B loan. In May 1997, as a result of an improvement in the Company's leverage ratio, the Company's factors on the Term A loan, the Acquisition Revolver and the Working Capital Revolver will change to 0.5% for prime and 2.00% for Eurodollar. The factor on the Term B loan will change to 1.25% for prime and 2.75% for Eurodollar.

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

During fiscal 1997, the Company repurchased an aggregate of $21.9 million of the 7.50% debentures at a discount in the open market. The Company recognized an extraordinary gain in connection with the repurchase of the 7.50% debentures and write-offs of related deferred charges in the amount of $51,000, net of taxes through March 31, 1997. The Company has borrowed on its new credit facility to redeem or repurchase a portion of the 7.50% exchangeable subordinated debentures. However, except to the extent required by the terms of the indenture pursuant to which this debenture was issued, there can be no assurance that any additional redemption or repurchase will occur.

During fiscal 1997, the Company repurchased or redeemed $23 million of the 7.25% debentures. The Company recognized an extraordinary loss in connection with the repurchase of the 7.25% debentures and write-offs of deferred related charges in the amount of $.2 million. The Company funded the repurchase/redemption with proceeds from its Credit Agreement. The remaining balance of $6.2 million of the 7.25% debentures were converted into 833,446 shares of the Company's common stock.

On February 11, 1997, the Company entered into a definitive agreement with Universal to acquire the outstanding shares of Universal for $17.50 per share. Including the assumption of debt, the total purchase price is approximately $138 million. Universal provides movable medical equipment to over 3,300 hospitals and alternate care providers. In addition, Universal sells disposable supplies related to the equipment it rents. Universal operates in 46 states in five primary categories - critical care, monitoring, newborn care, respiratory care and specialty beds. On April 4, 1997, the shareholders of Universal approved the acquisition subject to Hart-Scott-Rodino approval. On April 10, 1997, the Company and Universal received a request for additional information from the Federal Trade Commission ("FTC") in connection with the Company's Hart-Scott-Rodino filing. This "second request" extends the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, during which the FTC is permitted to review the transaction. The waiting period will expire on the twentieth calendar day after the FTC has determined that the companies have substantially complied with the FTC's request. The transaction is structured as a cash merger and is anticipated to be funded with available funds and proceeds from the existing Credit Agreement.

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

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                             Quarter Ended 31, 1997


PART II.  OTHER INFORMATION


  Item 4.  Submission of Matters to a Vote of Security Holders

The 1997 Annual Meeting of Stockholders of the Company was held on March 5, 1997. Stockholders of the Company elected the Board of Directors. No broker non-votes were recorded. The following is a presentation of the voting results from the March 5, 1997 Annual Stockholders' Meeting:

    Nominee                             For                      Withheld
    -------                             ---                      --------
Michael J. Rotko                     51,164,528                   213,699
Jacob A. Shipon                      15,382,023                   120,444
Thomas E. Carroll                    51,170,806                   207,421
Michael F. Sandler                   51,179,758                    92,449
Sheldon M. Bonovitz                  15,013,764                   488,703
Mark S. Levitan                      15,466,195                    36,272
H. Scott Miller                      15,456,675                    45,702


  Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

        Exhibit 4.1(b) - Amendment to Credit Agreement, dated April 1, 1997.
        Exhibit 11 - Computation of Net Income Per Share.
        Exhibit 27 - Financial Data Schedule.

    (b) Reports on Form 8-K

        The Company filed the following report on Form 8-K during the quarter ended March 31, 1997:

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

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended March 31, 1997


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MEDIQ Incorporated
                                             ------------------
                                                (Registrant)



May 8, 1997
  (Date)
                                             /s/ Michael F. Sandler
                                             -----------------------------------
                                             Michael F. Sandler
                                             Senior Vice President -- Finance
                                             and Chief Financial Officer