Form 10-Q
period 1997-06-30
MEDIQ INC
filed 1997-08-14
CIK 350920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                    FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarter ended: June 30, 1997            Commission File Number: 1-8147



                               MEDIQ Incorporated
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                        51-0219413
    -------------------------------                        -------------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)



    One MEDIQ Plaza, Pennsauken, New Jersey                       08110
    ----------------------------------------                    ----------
    (Address of principal executive offices)                    (Zip Code)



       Registrant's telephone number, including area code: (609) 662-3200


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

As of August 8, 1997, there were 19,376,620 shares of Common Stock, par value $1.00 per share and 6,279,698 shares of Preferred Stock, par value $.50 per share, outstanding.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                           Quarter Ended June 30, 1997

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements.

         Condensed Consolidated Statements of Operations-
            Three and Nine Months Ended June 30, 1997 and 1996
            (Unaudited)                                                     4

         Condensed Consolidated Balance Sheets-
            June 30, 1997 (Unaudited) and
            September 30, 1996                                              5

         Condensed Consolidated Statements of Cash Flows-
            Nine Months Ended June 30, 1997 and 1996
            (Unaudited)                                                     6

         Notes to Condensed Consolidated Financial
            Statements (Unaudited)                                       7-12

Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.     13-18

PART II. OTHER INFORMATION:


Item 6.  Exhibits and Reports on Form 8-K.                                 19

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                           Quarter Ended June 30, 1997



                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                         Three Months Ended          Nine Months Ended
                                                                                June 30,                   June 30,
                                                                        --------------------       ----------------------
                                                                          1997        1996           1997          1996
                                                                        --------    --------       --------      --------
Revenue:
  Rental                                                                $ 31,148    $ 27,960       $ 94,341      $ 87,026
  Sales                                                                    5,327       3,756         14,785         8,308
  Other                                                                    3,150       2,670          8,548         8,144
                                                                        --------    --------       --------      --------
                                                                          39,625      34,386        117,674       103,478
Costs and Expenses:
  Cost of sales                                                            4,266       3,005         12,020         6,566
  Operating                                                               13,816      11,816         41,131        36,422
  Selling and administrative                                               6,397       5,183         17,919        15,999
  Restructuring                                                               --          --             --         2,200
  Depreciation and amortization                                            7,365       7,483         22,096        22,319
                                                                        --------    --------       --------      --------
                                                                          31,844      27,487         93,166        83,506
                                                                        --------    --------       --------      --------

Operating Income                                                           7,781       6,899         24,508        19,972

Other (Charges) Credits:
  Interest expense                                                        (3,283)     (6,806)       (15,205)      (20,398)
  Equity participation - repurchase of MEDIQ/PRN warrants                     --          --        (11,047)         (625)
  Gain on sale and market appreciation of Cardinal Health stock               --          --          9,213            --
  Gain on NutraMax note receivable                                           565          --          1,760            --
  Other - net                                                               (302)        979            842         1,986
                                                                        --------    --------       --------      --------

Income from Continuing Operations before
    Income Taxes and Extraordinary Item                                    4,761       1,072         10,071           935
Income Tax Expense                                                         2,200         779          8,644         1,739
                                                                        --------    --------       --------      --------
Income (Loss) before Discontinued Operations and
     Extraordinary Item                                                    2,561         293          1,427          (804)

Discontinued Operations (net of taxes)                                    (1,092)     (1,514)        36,083         1,030

Extraordinary Item - Early Retirement of Debt (net of taxes)                 (76)        153         (7,002)        1,154
                                                                        --------    --------       --------      --------

Net Income (Loss)                                                       $  1,393    $ (1,068)      $ 30,508      $  1,380
                                                                        ========    ========       ========      ========

Earnings Per Share:
    Continuing Operations                                               $    .10    $    .01       $    .05      $   (.03)
    Discontinued Operations                                                 (.04)       (.06)          1.40           .04
    Extraordinary Item                                                        --         .01           (.27)          .05
                                                                        --------    --------       --------      --------
    Net Income (Loss)                                                   $    .06    $   (.04)      $   1.18      $    .06
                                                                        ========    ========       ========      ========

Weighted Average Shares Outstanding                                       26,370      25,244         25,796        24,890
                                                                        ========    ========       ========      ========






            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                 June 30,        Sept. 30,
                                                                                  1997             1996
                                                                               -----------       ----------
                                                                               (Unaudited)       (See Note)

                                               Assets
Current Assets:
  Cash                                                                           $   2,152        $   3,219
  Accounts receivable - net                                                         41,161           30,233
  Inventories                                                                       12,375            6,614
  Deferred income taxes                                                              4,866            2,447
  Other current assets                                                               2,306            2,280
                                                                                 ---------        ---------
        Total Current Assets                                                        62,860           44,793

Property, plant and equipment - net                                                114,494          122,706
Goodwill - net                                                                      55,156           58,321
Investment in discontinued operations - restricted                                   4,878           64,967
Notes receivable                                                                    11,713            7,328
Deferred financing fees                                                              8,187            4,225
Marketable equity securities - restricted                                            5,200               --
Other Assets                                                                         6,831            5,773
                                                                                 ---------        ---------
Total assets                                                                     $ 269,319        $ 308,113
                                                                                 =========        =========

                                             Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                               $   7,671        $   8,907
  Accrued expenses                                                                  27,285           27,877
  Current portion of long-term debt                                                  7,840            8,520
                                                                                 ---------        ---------
        Total Current Liabilities                                                   42,796           45,304

Senior debt                                                                        129,000          192,461
Subordinated debt                                                                   10,055           41,229
Deferred income taxes                                                               30,326            7,254
Other liabilities                                                                    2,667            4,420

Stockholders' Equity                                                                54,475           17,445
                                                                                 ---------        ---------

Total Liabilities and Stockholders' Equity                                       $ 269,319        $ 308,113
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


            See Notes to Condensed Consolidated Financial Statements

                                   MEDIQ INCORPORATED AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)
                                               (Unaudited)


                                                                                    Nine Months Ended
                                                                                         June 30,
                                                                               ---------------------------
                                                                                  1997             1996
                                                                               ---------          --------
Cash Flows from Operating Activities:
   Net income                                                                  $  30,508          $  1,380
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
       Income from discontinued operations                                       (36,083)           (1,030)
       Gain on sale of Cardinal shares                                            (9,213)               --
       Equity participation - repurchase of MEDIQ/PRN warrants                    11,047                --
       Other - net                                                                 1,046            15,860
                                                                               ---------          --------
   Net cash provided by (used in) operating activities                            (2,695)           16,210

Cash Flows from Investing Activities:
   Proceeds from sale of discontinued operations                                 124,995             1,500
   Proceeds from sale of equipment and other assets                                  552             4,533
   Purchase of equipment                                                         (11,589)          (12,956)
   Note receivable from SpectraCair to joint venture                                  --            (3,250)
   Payment of note receivable from SpectraCair                                        --             3,250
   Repurchase of MEDIQ/PRN warrant                                               (12,500)           (1,625)
   Other                                                                          (3,000)              411
                                                                               ---------          --------

   Net cash provided by (used in) investing activities                            98,458            (8,137)

Cash Flows from Financing Activities:
   Borrowings                                                                    214,000            21,712
   Debt repayments                                                              (302,228)          (31,848)
   Deferred financing fees                                                        (8,874)               --
   Proceeds from exercise of stock options                                           272             1,428
                                                                               ---------          --------
   Net cash used in financing activities                                         (96,830)           (8,708)
                                                                               ---------          --------
Decrease in cash                                                                  (1,067)             (635)
                                                                               ---------          --------
Cash:
   Beginning balance                                                               3,219             2,966
                                                                               ---------          --------
   Ending balance                                                              $   2,152          $  2,331
                                                                               =========          ========

Supplemental disclosure of cash flow information:
   Interest paid                                                               $  16,760          $ 16,357
                                                                               =========          ========
   Income taxes paid                                                           $   5,056          $    430
                                                                               =========          ========

Supplemental disclosure of non-cash investing and financing activities:
   Conversion of 7.25% subordinated debentures into common stock               $   6,251          $     --
                                                                               =========          ========
   Equipment financed with long-term debt and capital leases                   $      --          $  1,482
                                                                               =========          ========

            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 1997 and the condensed consolidated statements of operations and cash flows for the nine months ended June 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1996 Annual Report on Form 10-K. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

Note B - Revenues

The Company derives revenues from the following sources: (1) rental - rental of moveable medical equipment, (2) sales - sales of disposable products, spare parts and equipment and (3) other - logistical services, maintenance and reconditioning services and management consulting services.

In fiscal 1997, the Company entered into several revenue-share arrangements with original equipment manufacturers ("OEM") whereby the Company rents moveable medical equipment and sells disposable products owned by the OEM to the Company's customers. Under such arrangements, the Company pays the OEM a fee. The revenue related to the rental of moveable medical equipment is included in rental revenue while the related fees are reflected in operating expenses. The revenue related to the sale of disposable products is included in sales while the related fees are reflected in cost of goods sold. In the third quarter, the Company reclassified rental revenue-share arrangement revenue from other to rental for all periods presented.

Note C - Discontinued Operations

On May 7, 1997, the Company sold the stock of Health Examinetics, Inc. to the management of Health Examinetics for approximately $1.7 million, consisting of $.1 million in cash and an interest-bearing promissory note ("promissory note") in the amount of $1.6 million. The promissory note bears interest at 7% per annum and matures in April 2003. Interest only is due on the note for the first eighteen months. Quarterly principal and interest payments commence on January 1, 1999. The sale resulted in an after-tax charge of $1.1 million, or $.04 per share in addition to the estimated net loss on the disposal recorded in fiscal 1996.

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


bears interest at 7.5% per annum for the first eighteen months with decreasing interest rates over the remaining term. The Note is payable when NutraMax shares owned by the Company, which are held in escrow in support of the Company's 7.50% Exchangeable Subordinated Debentures due 2003 (the "7.50% debentures"), are delivered to NutraMax upon release from escrow. The NutraMax shares are released from escrow upon the purchase or redemption of the 7.50% debentures. The Note does not bear a market rate of interest for its full term. Accordingly, the Company discounted the Note to $13.6 million. The Company recognized an after-tax gain of $4.6 million, or $.18 per share on the sale of the NutraMax stock which is included in Discontinued Operations in the Company's Condensed Consolidated Statement of Operations.


During the second and third quarters of 1997, the Company repurchased $17.8 million of the 7.50% debentures in the open market and a private transaction (See Note D) which resulted in the release of 1,161,961 shares of NutraMax common stock from escrow. The shares were delivered to NutraMax resulting in cash payments on the Note aggregating $10.5 million and the realization of a $1.8 million pretax gain as a result of the recognition of a portion of the discount on the Note. The gain is reflected in Other Income on the Company's Condensed Consolidated Statement of Operations.


On November 6, 1996, the Company sold substantially all of the assets of MEDIQ Mobile X-Ray Services, Inc. ("Mobile X-Ray") to Symphony Diagnostics, Inc., a subsidiary of Integrated Health Services, Inc. ("IHS", NYSE:IHS) for $5.3 million in cash and shares of IHS common stock with a value of $5.2 million. Through July 31, 1997, the Company received additional proceeds of $.9 million, with the possibility of the Company receiving additional cash consideration based upon the occurrence of certain future events. The loss on the disposal of these assets was recorded in fiscal 1996. In July 1997, the Company sold the IHS shares at an amount which approximated carrying value. The proceeds from these transactions reduced borrowings under the Credit Agreement.


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


As of June 30, 1997, the Company's investment in discontinued operations consisted of its equity investment in InnoServ Technologies, Inc. ("InnoServ"). The Company anticipates that the disposal of its investment in InnoServ will be completed in fiscal 1997.


Revenues from discontinued operations were $4.1 million and $28.8 million for the nine months ended June 30, 1997 and 1996, respectively.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note D - Long-Term Debt


On October 1, 1996, the Company, together with MEDIQ/PRN, entered into a $260 million Credit Agreement with a group of lenders (the "Credit Agreement"). The Credit Agreement provided for four separate loans, a Term A loan ($35 million), a Term B loan ($100 million), an Acquisition Revolver ($100 million) and a Working Capital Revolver ($25 million). Borrowings under the Credit Agreement provided the funds for the Company to refinance substantially all of its existing senior debt, its outstanding lines of credit and all of MEDIQ/PRN's subordinated debt and $100 million 11 1/8% Senior Secured Notes (the "Refinancing"). On January 24, 1997, the Company amended the Credit Agreement to increase the amounts which may be borrowed under the Term B loan by $45 million and the Working Capital Revolver by $5 million. The additional funds will only be available at the time of consummation of the acquisition of Universal Hospital Services, Inc. ("Universal") (See Note H). Substantially all of the cash proceeds from the sale of NutraMax stock, Mobile X-Ray assets and Cardinal stock were used to reduce borrowings under the Credit Agreement. As of June 30, 1997, the Company had $100 million available under the Acquisition Revolver and $ 18.7 million available under the Working Capital Revolver, both of which were available to the Company upon continued compliance with certain financial covenants and/or ratios.


Borrowings under the Credit Agreement bear interest at either the prime rate plus a factor or at a Eurodollar rate plus a factor. The factor may change quarterly based upon the Company's leverage ratio, as defined in the Credit Agreement. The Company's interest rate on the Term A loan, the Acquisition Revolver and the Working Capital Revolver is prime (8.50% at June 30, 1997) plus 0.5% or Eurodollar (6.06% at June 30, 1997) plus 2.0% and the interest rate on the Term B loan is either prime plus 1.25% or Eurodollar plus 2.75%. The loans are collateralized by substantially all of the assets of the Company.

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

As a result of the Refinancing, the Company recognized in the first quarter of 1997, an extraordinary charge of $13 million ($6.7 million net of taxes) resulting from premiums incurred related principally to the tender offer to purchase the $100 million 11 1/8% Senior Secured Notes, and a non-recurring charge of $11 million for the repurchase of warrants to purchase 10% of MEDIQ/PRN issued in connection with financing the KCI acquisition in 1994 and the write-off of deferred charges. The non-recurring charge is reflected in Other Charges in the Company's Condensed Consolidated Statement of Operations.

During fiscal 1997, the Company repurchased an aggregate of $24.4 million of the 7.50% debentures at discounts in the open market, $17.8 million of which were purchased in the second and third quarters (See Note C). The Company recognized an extraordinary loss in connection with the repurchase of the 7.50% debentures and write-offs of related deferred charges in the aggregate amount of $25,000, net of taxes through June 30, 1997.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note D - Long-Term Debt (Continued)

During fiscal 1997, the Company repurchased or redeemed $23 million of the 7.25% Subordinated Convertible Debentures due 2006 ("7.25% debentures"). The Company recognized an extraordinary loss in connection with the repurchase of the 7.25% debentures and write-offs of related deferred charges in the aggregate amount of $.3 million. The remaining balance of $6.2 million of the 7.25% debentures was converted into 833,446 shares of the Company's common stock.


Note E - Inventories

Inventories, which consist primarily of finished goods held for sale and repair parts for rental equipment, are stated at the lower of cost (first-in, first-out method) or market.


Note F - Income Taxes

As a result of the sale of the Company's investments in PCI, NutraMax and Cardinal, (See Note C) the Company has utilized all of its available net operating loss and capital loss carryforwards, all of its Investment Tax Credits and Rehabilitation Tax Credits and all of its alternative minimum tax credit carryforwards.


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

Investigations and Legal Proceedings - MEDIQ Imaging Services, Inc. the assets of which were sold by the Company in August 1995, was notified in January 1995 that it was the subject of a criminal and civil investigation by the United States Attorney's Office for the District of New Jersey and the Department of Health and Human Services. In March 1997, the Company was advised by the U.S. Government that the criminal investigation had been terminated. The Company remains the subject of a civil investigation. Reference is made to Note I in the Company's Annual Report on Form 10-K for additional information.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note H - Acquisition of Universal

On February 11, 1997, the Company entered into a definitive agreement with Universal (NASDAQ; UHOS) to acquire the outstanding shares of Universal for $17.50 per share. Including the assumption of debt, the total purchase price is approximately $138 million. The transaction is structured as a cash merger and is anticipated to be funded with proceeds from the existing Credit Agreement. Universal provides movable medical equipment to over 3,300 hospitals and alternate care providers. In addition, Universal sells disposable supplies related to the equipment it rents. Universal operates in 46 states in five primary categories - critical care, monitoring, newborn care, respiratory care and specialty beds.

On April 4, 1997, the shareholders of Universal approved the acquisition subject to Hart-Scott-Rodino approval.

On July 24, 1997, the Company and Universal amended the merger agreement to extend its terms through October 31, 1997. The amendment also established a termination right whereby the Company and Universal each have the right to terminate the agreement any time during a five business day period subsequent to the issuance of a preliminary injunction against the merger.

On July 29, 1997, the Company and Universal were informed by the FTC that it had authorized its staff to seek a preliminary injunction against the consummation of the proposed transaction. MEDIQ and Universal believe that the merger fully complies with the federal antitrust laws and both companies have stated they will vigorously oppose any attempt by the government to block the merger. The Company has deferred approximately $2.3 million of costs associated with the acquisition as of July 31, 1997. If the transaction is not consummated, the Company will recognize a pretax charge as a result of the write-off of these costs in addition to any related costs yet to be incurred.

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

The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share," which will result in changes to the computation and presentation of earnings per share. The Company will be required to adopt this standard during its quarter ended December 31, 1997 with earlier adoption not permitted. At this time, the Company has not determined the impact this standard will have on the Company's earnings per share.

The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income," which will result in disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company is not required to adopt this standard until fiscal 1999. At this time, the Company has not determined the impact this standard will have on the Company's financial statements.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note I - New Accounting Pronouncements (Continued)

The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is not required to adopt this standard until fiscal 1999. At this time, the Company has not determined the impact this standard will have on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of June 30, 1997 and results of operations for the three and nine month periods ended June 30, 1997 and 1996. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K for the year ended September 30, 1996 to which the reader is directed for additional information.

Seasonality

The Company's rental business is seasonal, with demand historically peaking during periods of increased hospital census, which generally occur in the winter months during the Company's second fiscal quarter.

Results of Operations

Third Quarter 1997 Compared with Third Quarter 1996

Revenues from continuing operations were $39.6 million for the third quarter of fiscal 1997, as compared to $34.4 million in the prior year period, an increase of $5.2 million, or 15%. The revenue growth was attributable to an 11% increase in rental revenue, a 42% increase in sales and an 18% increase in other revenue. The growth in rental revenue was primarily attributable to new revenue-share arrangements (see Note B) in addition to an increase in traditional rental revenue as a result of additional volume. The increase in sales of disposable products was the result of additional volume attributable to an expanded customer base, a wider variety of product offerings and new revenue share arrangements. The increase in other revenue was achieved principally from outsourcing services as a result of an expanded customer base.

Operating income was $7.8 million as compared to $6.9 million in the prior year period, an increase of $.9 million, or 13%. While revenues increased, operating margins were consistent with the prior year period, principally as a result of the Company's growth in revenue-share and sales activities. Such activities provide lower gross margins than the traditional rental of equipment but do not require any capital investment. The Company continued to make additional investments of people and information systems in the third quarter of fiscal 1997 to facilitate the accelerated growth of sales of disposable products and revenues from outsourcing activities.

Interest expense decreased 52% to $3.3 million for the third quarter of fiscal 1997 primarily as a result of substantial reductions of debt with the proceeds from the sales of discontinued operations and lower interest rates associated with the refinancing that occurred on October 1, 1996.

In the third quarter of fiscal 1997, the Company repurchased $3.8 million of the 7.50% Exchangeable Subordinated Debentures ("7.50% debentures") in the open market which resulted in the release of 248,039 shares of NutraMax Products, Inc. ("NutraMax") common stock from escrow. The shares were delivered to NutraMax resulting in cash payments on the NutraMax note receivable (the "Note") of $3.4 million and the realization of a $.6 million pretax gain as a result of the recognition of a portion of the discount on the Note.

The Company's effective tax rate was disproportionate compared to the statutory rate as a result of goodwill amortization and non-recognition of certain operating losses and certain non-operating gains for state income tax purposes.

On May 7, 1997, the Company sold the stock of Health Examinetics, Inc. to the management of Health Examinetics for approximately $1.7 million, consisting of $.1 million in cash and an interest-bearing promissory note ("promissory note") in the amount of $1.6 million. The promissory note bears interest at 7% per annum and matures in April 2003. Interest only is due on the note for the first eighteen months. Quarterly principal and interest payments commence on January 1, 1999. The sale resulted in an after-tax charge of $1.1 million, or $.04 per share in addition to the estimated net loss on the disposal recorded in fiscal 1996.

Revenues and operating income from discontinued operations were $.7 million and $58,000, respectively, as compared to revenues and operating income of $8.7 million and $.7 million, respectively, in the prior year period.

As a result of the repurchase of the Company's 7.50% debentures, the Company recognized in the third quarter of 1997, an extraordinary charge of $115,000 ($76,000, net of taxes) resulting primarily from the write-off of related deferred charges.


Nine Months Ended June 30, 1997 Compared with Nine Months Ended June 30, 1996

Revenues from continuing operations were $117.7 million for the nine months ended June 30, 1997, as compared to $103.5 million in the prior year period, an increase of $14.2 million, or 14%. The revenue growth was attributable to an 8% increase in rental revenue, a 78% increase in sales, and a 5% increase in other revenue. The growth in rental revenue was primarily attributable to new revenue-share arrangements (see Note B), a sustained flu season and increased volume. The increase in sales was derived primarily from a significant distribution contract which was in place during the entire nine months ended June 30, 1997 as compared to two months in the comparable prior year period as well as increases in sales of disposable products as a result of additional volume attributable to an expanded customer base, a wider variety of product offerings and a new revenue share arrangement. The increase in other revenue was achieved principally through outsourcing services as a result of an expanded customer base.

Operating income increased $2.3 million, or 10% to $24.5 million, for the nine months ended June 30, 1997, as compared to $22.2 million, exclusive of a $2.2 million restructuring charge, in the prior year period. The restructuring charge was incurred in connection with the downsizing of corporate functions and consolidation of certain activities with the operations of MEDIQ/PRN. The improvement in operating income was attributable to the growth in revenue-share and sales activities and reductions in corporate overhead of $.8 million related to the downsizing of corporate functions. This improvement was partially offset by an additional investment in people and information systems to facilitate the accelerated growth of sales of disposable products and revenues from outsourcing activities and higher variable costs associated with the sustained flu season. Operating margins declined modestly as a result of the Company's growth in revenue-sharing activities and sales of disposable products which provide a lower gross margin than the traditional rental of equipment but do not require any capital investment.

Interest expense decreased 25% to $15.2 million for the nine months ended June 30, 1997 primarily as a result of substantial reductions of debt with the proceeds from the sales of discontinued operations and lower interest rates associated with the refinancing that occurred on October 1, 1996.

In October 1996, the Company incurred a non-recurring charge of $11 million for the repurchase of warrants to purchase 10% of MEDIQ/PRN issued in connection with financing the KCI acquisition in 1994.

During the second and third quarters of fiscal 1997, the Company repurchased $17.8 million of the 7.50% debentures in the open market which resulted in the release of 1,161,961 shares of NutraMax common stock from escrow. The shares were delivered to NutraMax resulting in cash payments on the Note of $10.5 million and the realization of a $1.8 million pretax gain as a result of the recognition of a portion of the discount on the Note.

The Company's effective tax rate was disproportionate compared to the statutory rate as a result of the non-deductibility of the expense associated with the repurchase of the MEDIQ/PRN warrants, goodwill amortization and non-recognition of certain operating losses and non-operating gains for state income tax purposes.

On December 31, 1996, the Company sold to NutraMax, all of the 4,037,258 shares of NutraMax common stock owned by the Company at a price of $9.00 per share. The Company received from NutraMax $19.9 million in cash and an interest-bearing promissory note in the amount of $16.4 million. The Note matures in July 2003 and bears interest at 7.5% per annum for the first eighteen months with decreasing interest rates over the remaining term. The Note is payable when NutraMax shares owned by the Company, which are held in escrow in support of the Company's 7.50% debentures are delivered to NutraMax upon release from escrow. The NutraMax shares are to be released from escrow upon the purchase or redemption of the 7.50% debentures. The Note does not bear a market rate of interest for its full term. Accordingly, the Company discounted the Note to $13.6 million. The Company recognized an after-tax gain of $4.6 million, or $.18 per share on the sale of the NutraMax stock which is included in Discontinued Operations in the Company's Condensed Consolidated Statement of Operations.

On November 6, 1996, the Company sold substantially all of the assets of MEDIQ Mobile X-Ray Services, Inc. ("Mobile X-Ray") to Symphony Diagnostics, Inc., a subsidiary of Integrated Health Services, Inc. ("IHS"), for $5.3 million in cash and shares of IHS common stock with a value of $5.2 million. Through July 31, 1997, the Company received additional proceeds of $.9 million, with the possibility of the Company receiving additional cash consideration based upon the occurrence of certain future events. The loss on the disposal of these assets was recorded in fiscal 1996. In July 1997, the Company sold the IHS shares at an amount which approximated carrying value. The proceeds from these transactions reduced borrowings under the Credit Agreement. (See Liquidity and Capital Resources).

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

Revenues and operating loss from discontinued operations were $4.1 million and $.1 million, respectively, as compared to revenues and operating income of $28.8 million and $4.2 million, respectively, in the prior year period.

As a result of the refinancing and repurchases of the Company's 7.25% Convertible Subordinated Debentures ("7.25% debentures") and 7.50% debentures, the Company recognized an extraordinary charge of $13.4 million ($7.0 million, net of taxes) resulting primarily from premiums incurred related principally to the tender offer to purchase the $100 million 11 1/8% Senior Secured Notes due 1999 and the write-off of related deferred charges.

The nine month period ended June 30, 1997 reflects several significant non-recurring transactions as discussed above. In addition, the Company refinanced a significant portion of its debt and reduced its average borrowing rate. The following table provides a proforma analysis of the Company's results of operations as if the Company: (a) had not repurchased the MEDIQ/PRN warrants in fiscal 1997, (b) applied the proceeds from the sales of its investments in discontinued operations in the first quarter of fiscal 1997 to its outstanding debt as of October 1, 1996 and (c) tax effected the adjustments described in (a) and (b).


                                                 Nine Months Ended                                Nine Months Ended
                                                   June 30, 1997                Proforma            June 30, 1997
                                                     Actual                    Adjustments            Proforma
                                                 -----------------             -----------        -----------------
Revenues                                             $117,674                                          $117,674

Operating Income                                       24,508                                            24,508

Other (Charges) Credits:
   Interest expense                                   (15,205)                   3,380  (b)             (11,825)
   Equity participation - repurchase of
      MEDIQ/PRN warrants                              (11,047)                  11,047  (a)                  --
   Gain on sale of Cardinal Health
       stock                                            9,213                   (9,213) (b)                  --
   Gain on NutraMax note receivable                     1,760                   (1,760) (b)                  --
   Other - net                                            842                                               842
                                                     --------                                          --------

Income from Continuing Operations before
   Income Taxes and Extraordinary Item                 10,071                                            13,525
Income Tax Expense                                      8,644                   (2,379) (c)               6,265
                                                     --------                                          --------
Net Income from Continuing Operations                $  1,427                                          $  7,260
                                                     ========                                          ========
Per Share Data:
Net Income from Continuing Operations                $    .05                                          $    .28
                                                     ========                                          ========



Liquidity and Capital Resources


Cash used in operating activities was $2.7 million in the nine months ended June 30, 1997, as compared to cash provided by operations of $16.2 million in the prior year period. The decrease in cash flows from operating activities in the current period was primarily attributable to an increase in accounts receivable associated with the Company's revenue growth, higher investments in inventories to support the increase in the Company's sales activities and the payment of income taxes.

Net cash provided by investing activities was $98.5 million, and consisted of cash proceeds from the sales of the Company's investments in NutraMax and Cardinal stock and certain assets of Mobile X-Ray aggregating $125.0 million, partially offset by capital expenditures for equipment of $11.6 million and the repurchase of the MEDIQ/PRN warrants for $12.5 million.

Net cash used in financing activities consisted of debt repayments of $302.2 million related to the refinancing, subordinated debenture repurchases and debt service and deferred financing fees of $8.9 million related to the refinancing. These cash disbursements were partially offset by borrowings of $214 million.

On October 1, 1996, the Company, together with MEDIQ/PRN, entered into a $260 million Credit Agreement with a group of lenders (the "Credit Agreement"). The

Credit Agreement provided for four separate loans, a Term A loan ($35 million), a Term B loan ($100 million), an Acquisition Revolver ($100 million) and a Working Capital Revolver ($25 million). The amounts available under the Credit Agreement provided the funds for the Company to refinance substantially all of its existing senior debt, its outstanding lines of credit, all of MEDIQ/PRN's subordinated debt and $100 million 11 1/8% Senior Secured Notes (the "Refinancing"). On January 24, 1997, the Company amended the Credit Agreement to increase the Term B loan by $45 million and the Working Capital Revolver by $5 million. The additional funds will only be available at the time of consummation of the acquisition of Universal Health Services, Inc. ("Universal"). Substantially all of the cash proceeds from the sale of NutraMax stock, Mobile X-Ray assets and Cardinal stock were used to reduce borrowings under the Credit Agreement. As of June 30, 1997, the Company had $100 million available under the Acquisition Revolver and $18.7 million available under the Working Capital Revolver both of which were available to the Company upon continued compliance with certain financial covenants and/or ratios.

Borrowings under the Credit Agreement bear interest at either the prime rate plus a factor or at a Eurodollar rate plus a factor. The factor may change quarterly based upon the Company's leverage ratio. As of June 30, 1997 the Company's interest rate on the Term A loan, the Acquisition Revolver and the Working Capital Revolver was prime (8.50% at June 30, 1997) plus 0.5% or Eurodollar (6.06% at June 30, 1997) plus 2.0% and the interest rate on the Term B loan was prime plus 1.25% or Eurodollar plus 2.75%. The loans are collateralized by substantially all of the assets of the Company.

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

During fiscal 1997, the Company repurchased an aggregate of $24.4 million of the 7.50% debentures at a discount in the open market. The Company has borrowed on its new credit facility to redeem or repurchase a portion of the 7.50% exchangeable subordinated debentures. However, except to the extent required by the terms of the indenture pursuant to which this debenture was issued, there can be no assurance that any additional redemption or repurchase will occur.

During fiscal 1997, the Company repurchased or redeemed $23 million of the 7.25% debentures. The Company funded the repurchase/redemption with proceeds from its Credit Agreement. The remaining balance of $6.2 million of the 7.25% debentures were converted into 833,446 shares of the Company's common stock.

On February 11, 1997, the Company entered into a definitive agreement with Universal to acquire the outstanding shares of Universal for $17.50 per share. Including the assumption of debt, the total purchase price is approximately $138 million. The transaction is structured as a cash merger and is anticipated to be funded with proceeds from the existing Credit Agreement. Universal provides movable medical equipment to over 3,300 hospitals and alternate care providers. In addition, Universal sells disposable supplies related to the equipment it rents. Universal operates in 46 states in five primary categories - critical care, monitoring, newborn care, respiratory care and specialty beds.

On April 4, 1997, the shareholders of Universal approved the acquisition subject to Hart-Scott-Rodino approval.

On July 24, 1997, the Company and Universal amended the merger agreement to extend its terms through October 31, 1997. The amendment also established a termination right whereby the Company and Universal each have the right to terminate the agreement any time during a five business day period subsequent to the issuance of a preliminary injunction against the merger.

On July 29, 1997, the Company and Universal were informed by the FTC that it had authorized its staff to seek a preliminary injunction against the consummation of the proposed transaction. MEDIQ and Universal believe that the merger fully complies with the federal antitrust laws and both companies have stated they will vigorously oppose any attempt by the government to block the merger. The Company has deferred approximately $2.3 million of costs associated with the acquisition as of July 31, 1997. If the transaction is not consummated, the Company will recognize a pretax charge as a result of the write-off of these costs in addition to any related costs yet to be incurred.

The Company expects that its primary sources of liquidity for operating activities will be generated through cash flows from MEDIQ/PRN. Proceeds from the sale of discontinued operations and miscellaneous assets will continue to be used to repay long-term debt. The Company believes that sufficient funds will be available from operating cash flows, the sale of assets and its credit facility to meet the Company's anticipated operating and capital requirements.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                           Quarter Ended June 30, 1997



PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

        Exhibit 2.1 Agreement and Plan of Merger, dated February 10, 1997 among MEDIQ Incorporated, PRN Merger Corporation and Universal Hospital Services, Inc., is incorporated herein by reference to Exhibit 1 to the Form 8-K filed by Universal Hospital Services, Inc. on February 27, 1997.

        Exhibit 2.2 Amendment No. 1 dated as of July 24, 1997 to Agreement and Plan of Merger dated February 10, 1997 by and among MEDIQ Incorporated, PRN Merger Corporation and Universal Hospital Services, Inc., is incorporated herein in reference to Exhibit 99.1 to Current Report on Form 8-K filed July 31, 1997.

        Exhibit 11 -    Computation of Net Income Per Share appears on page 21.

        Exhibit 27 -    Financial Data Schedule appears on page 22.

    (b) Reports on Form 8-K

        No reports were filed on Form 8-K during the quarter ended June 30, 1997.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                           Quarter Ended June 30, 1997


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    MEDIQ Incorporated
                                                ---------------------------
                                                       (Registrant)


August 14, 1997
---------------
    (Date)                                      /s/ Michael F. Sandler
                                                ---------------------------
                                                Michael F. Sandler
                                                Senior Vice President Finance
                                                and Chief Financial Officer