Form 10-K
period 1997-09-30
MEDIQ INC
filed 1997-12-23
CIK 350920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

For the fiscal year ended:  September 30, 1997   Commission File Number:  1-8147

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
Common Stock, Par Value $1.00                            American Stock Exchange
Series A Preferred Stock, Par Value $.50                 American Stock Exchange
7.50% Exchangeable Subordinated Debentures due 2003      American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements
for the past 90 days. YES   X   NO ____
                           ---
The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 12, 1997 (reference is made to the final paragraph of Part I herein for a statement of the assumptions upon which this calculation is based):

                Common Stock                        $ 176,256,000
                Series A Preferred Stock            $  24,277,000

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            ---

The number of shares outstanding of each of the registrant's classes of stock as of December 12, 1997:

          Class
          -----
Common Stock                                               19,433,126 Shares
Series A Preferred Stock                                    6,267,698 Shares

                       Documents Incorporated by Reference
                       -----------------------------------

Certain portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders (which is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

Exhibit Index appears on page 44.

         Some of the information presented in this Form 10-K constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. For additional information concerning important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.


                                     PART I


ITEM 1.  BUSINESS

General

         MEDIQ Incorporated ("MEDIQ" or the "Company"), through its wholly-owned subsidiary, MEDIQ/PRN Life Support Services, Inc. ("MEDIQ/PRN"), operates the largest movable critical care and life support medical equipment rental business in the United States. MEDIQ/PRN rents a wide variety of movable medical equipment and, with its acquisition of the remaining 50% of SpectraCair in September 1997, directly provides therapeutic support systems to treat, prevent or manage pressure ulcers. The Company's customers include acute care hospitals, alternative care facilities, nursing homes, and home health care companies. MEDIQ/PRN constitutes the Company's principal business, accounting for 98%, 98% and 97% of consolidated revenues from continuing operations in 1997, 1996 and 1995, respectively. The Company's other operating subsidiary, MEDIQ Management Services, Inc., provides management and consulting services to health care providers and management and other administrative services to diagnostic imaging centers. The Company was incorporated in 1977. Its principal offices are located at One MEDIQ Plaza, Pennsauken, New Jersey.

         During 1997, the Company completed its previously announced strategy of divesting substantially all operating assets other than MEDIQ/PRN and MEDIQ Management Services and used the proceeds thereof to reduce indebtedness. In October 1996, PCI Services, Inc. ("PCI") was acquired by Cardinal Health, Inc. ("Cardinal"). In that transaction, the Company received 1,449,000 shares (adjusted for stock split) of Cardinal stock in exchange for its 46% ownership interest in PCI. In January 1997, the Company sold these shares for $88.4 million. In November 1996, the Company sold substantially all of the assets of MEDIQ Mobile X-Ray Services, Inc. ("Mobile X-Ray") for $5.3 million in cash and shares of Integrated Health Services, Inc. ("IHS") common stock with an initial value of $5.2 million with the possibility of the Company receiving additional cash consideration based upon the occurrence of certain future events. In July 1997, the Company sold the IHS shares at an amount which approximated carrying value. In fiscal 1997, the Company received approximately $1.1 million in additional cash consideration relating to the Mobile X-Ray transaction. In December 1996, the Company disposed of all of its shares of NutraMax Products, Inc. ("NutraMax") for $36.3 million, or $9.00 per share. In May 1997, the Company sold the stock of Health Examinetics, Inc. for $1.7 million. In November 1997, the Company sold to InnoServ Technologies ("InnoServ") all of the 2,026,438 shares of InnoServ common stock owned by it, together with a warrant to acquire additional shares of InnoServ common stock. Under the terms of the agreement, no cash payment was made by InnoServ. However, the parties agreed to terminate a non-compete covenant relating to maintenance and repair services. In addition, in the event of a change of control of InnoServ before September 30, 1998, the Company will be entitled to certain payments from the acquiring party as if it had continued to own the shares.

         On October 1, 1996, the Company together with its wholly-owned subsidiary, MEDIQ/PRN entered into a $260 million Credit Agreement with a group of lenders. The facility comprises a $25 million working capital line of credit, $135 million in term loans and a $100 million acquisition facility. Initial drawings on the facility were used to prepay all of the Company's senior debt (except capital leases) and a portion of its subordinated debt. The facility may also be used, among other things, to finance the redemption or repurchase of the Company's other publicly traded debt, or to finance strategic acquisitions. In November 1997, the Company reduced the acquisition facility to $25 million.

         In February 1997, the Company entered into an agreement with Universal Hospital Services, Inc. ("UHS") to acquire the outstanding shares of UHS for $17.50 per share. Including the assumption of debt, the total purchase price would have been $138 million. In April 1997, the shareholders of UHS approved the acquisition subject to federal regulatory approval pursuant to the Hart-Scott-Rodino Antitrust Improvements Act. In July 1997, the Company and UHS were informed by the Federal Trade Commission ("FTC") that it had authorized its staff to take legal action to block the proposed transaction, and subsequently the FTC filed a motion for a preliminary injunction to block the transaction. In September 1997, facing the likelihood of a protracted administrative proceeding before the FTC, the uncertainty of the outcome and the costs associated with continuing to defend against the efforts of the FTC to prevent the merger, the Company and UHS mutually terminated the proposed acquisition.

         In September 1997, MEDIQ/PRN acquired the remaining 50% of SpectraCair for approximately $1.9 million and the assumption of Huntleigh Healthcare's (MEDIQ/PRN's former joint venture partner) portion of the outstanding debt of $4.4 million.

         The Company intends to continue to expand its core business through strategic acquisitions, which it would expect to finance, at least in part, by drawings under its credit facility. However there can be no assurance that any transactions will occur, or if they occur that they will be successfully integrated with the Company's existing operations.

         In October 1997, the Company's Board of Directors initiated a process to explore strategic alternatives available to the Company to maximize shareholder value, including the possible sale of the Company, and has retained an investment banking firm to assist in the process.


MEDIQ/PRN Life Support Services, Inc.

         MEDIQ/PRN provides essential cost-effective services to its customers. In order to maximize operating efficiency, health care providers often choose to rent movable medical equipment rather than incur the capital costs required to finance equipment purchases and the on-going expenses required for maintenance and repair. In addition, renting patient-ready equipment provides a vital adjunct that permits health care providers to meet periods of increased patient census without the need for investing capital in stand-by equipment. MEDIQ/PRN meets these needs by renting a wide variety of equipment to health care providers across the continuum of care. As of September 30, 1997, MEDIQ/PRN had available for rent over 650 different types of medical equipment, including adult and infant ventilators, adult, infant, neonatal and fetal monitors, infusion and suction pumps, incubators, infant warmers, pulse oximeters, sequential compression devices, oxygen concentrators, therapeutic support systems and other movable critical care equipment for use in respiratory care, intensive care, labor and delivery, pediatric, neonatal intensive care and other departments of acute care general hospitals and for use in alternative care facilities, nursing homes, and by home health care providers. MEDIQ/PRN's customers rent equipment, which is delivered in most cases within two hours of a request, 24 hours a day, 365 days a year through 86 locations in major cities nationwide. MEDIQ/PRN offers its customers a wide selection of rental programs including (i) daily, weekly or monthly rentals with fixed rate terms, (ii) longer-term rentals with pricing related to the length of the rental term, and
(iii) "usage" rentals on a per use, per hour or per day basis. In fiscal 1997, the Company entered into several revenue-share arrangements with original equipment manufacturers ("OEM") whereby the Company rents moveable medical equipment and sells disposable products owned by the OEM to the Company's customers. Under such arrangements, the Company bills the customer and pays the OEM a fee based upon a percentage of the amount billed. Revenue-share arrangements have allowed the Company to generate revenue without any additional capital investment. The Company bears the risk of loss relating to the equipment and collection of revenue. Rental revenues accounted for 80%, 84%, and 89% of consolidated revenues in 1997, 1996 and 1995, respectively.

         MEDIQ/PRN also distributes a variety of disposable products, accessories, and repair parts used with the types of equipment it rents. MEDIQ/PRN provides one-stop shopping for supplies from all the leading manufacturers, and is the exclusive distributor of accessories and supplies manufactured by Siemens Medical Systems, Inc. for respiratory care, catherization lab and monitoring systems. Sales of disposable products accounted for 13%, 9% and 5% of consolidated revenues in 1997, 1996 and 1995, respectively.

         MEDIQ/PRN offers its Comprehensive Asset Management Program (CAMP(R)), which analyzes a customer's total critical care equipment activity from all sources for the previous year. CAMP(R) includes a variety of logistics and outsourcing services for movable medical equipment assets including equipment, personnel, maintenance, documentation and tracking. MEDIQ/PRN also has programs where it acquires all or some of the customer's equipment and rents the equipment back to the customer, eliminating the customer's burdens of ownership, under utilization and seasonal usage. MEDIQ/PRN's customers can benefit from the use of CAMP(R) through the reduction of biomedical and other hospital staff, lower equipment maintenance expenses and the elimination or reduction of capital expenditures for equipment. MEDIQ/PRN also offers its CAMP(R) Plus logistics program that provides similar management services for multi-site health care networks to manage, service and transport movable patient care equipment. A proprietary bar-code based asset management system provides customers optimum utilization of owned equipment. The system provides information used to track equipment, capture lost patient charges, control inventory and equipment migration, reduce the need for supplemental rentals and manage overall capital planning.

         Other services offered by MEDIQ/PRN include:

o A logistics and distribution service to equipment manufacturers to reduce their transportation costs through utilization of MEDIQ/PRN's national branch office network.

o A medical gas administrative management service to health care providers to centralize the purchasing function for bulk liquid oxygen, portable and semi-portable oxygen containers, and high pressure gas cylinders for a variety of medical gas products. This program offers competitive pricing and price standardization for many locations, elimination of multiple local vendor contracts, reduction in the time it takes to process supplier invoices and improved purchasing efficiencies with a single-source contract.

o Annual/major/electrical safety inspections, preventive maintenance and repairs for most brands and models of critical care equipment through a nationwide team of over 170 trained, experienced biomedical technicians. Service and repairs can be performed on-site, or pick up and delivery is available for servicing at any of MEDIQ/PRN's branch locations or two major service centers.

o A complete remarketing program of every major equipment category. Health care facilities can acquire pre-owned critical care equipment substantially below the cost of purchasing new units.

o Complete programs for ventilator reconditioning including replacement of parts, calibration, operational verification and cosmetics.

         No single customer accounted for more than 10% of MEDIQ/PRN's revenues during 1997, 1996 or 1995.

Seasonality

         MEDIQ/PRN's business is seasonal, with demand historically peaking during periods of increased hospital census, which generally occurs in the winter months during the Company's second fiscal quarter.

Quality Assurance

         Quality control/quality assurance and risk management procedures are conducted for all of MEDIQ/PRN's medical equipment by trained biomedical technicians to ensure compliance with safety, testing and performance standards at all branch offices. All equipment is serviced and tested prior to delivery to customers in accordance with MEDIQ/PRN's Safety and Performance Inspection ("SPI") Program, which is primarily derived from the Emergency Care Research Institute's ("ECRI's") programs. Most types of medical equipment rented by MEDIQ/PRN require routine servicing at scheduled intervals based upon hours of usage or passage of time, including complete testing and inspection of all components that may need to be replaced or refurbished. Routine servicing is conducted by MEDIQ/PRN's trained personnel at all of its branch locations. Major repairs are performed by its biomedical equipment technicians at MEDIQ/PRN's Pennsauken, New Jersey or Santa Fe Springs, California maintenance facilities.

Suppliers

         MEDIQ/PRN acquires substantially all of its medical equipment, repair parts, accessories or disposable products from approximately 100 suppliers. MEDIQ/PRN has entered into long-term agreements with three vendors to purchase approximately $31 million of certain products over the next two fiscal years. MEDIQ/PRN is not dependent upon any single supplier and believes that alternative purchasing sources of medical equipment are available to MEDIQ/PRN should they be needed.

Competition

         The movable medical equipment rental industry is highly competitive, and MEDIQ/PRN encounters competition in all locations in which it operates. MEDIQ/PRN's competitors include (i) national, regional and local medical equipment rental and leasing companies and medical equipment distributors which rent medical equipment to health care providers; (ii) medical equipment manufacturers which sell medical equipment directly to health care providers; and (iii) general leasing and financing companies and financial institutions, such as banks, which finance the acquisition of medical equipment by health care providers. MEDIQ/PRN believes that key factors influencing the decision regarding the selection of a medical equipment rental vendor include availability and quality of medical equipment, service and price.

 Discontinued Operations

         In November 1997, the Company sold to InnoServ all of the 2,026,438 shares of InnoServ common stock owned by it, together with a warrant to acquire additional shares of InnoServ common stock. Under the terms of the agreement, no cash payment was made by InnoServ. However, the parties agreed to terminate a non-compete covenant relating to maintenance and repair services. In addition, in the event of a change of control of InnoServ before September 30, 1998, the Company will be entitled to certain payments from the acquiring party as if it had continued to own the shares. At this time, the Company cannot determine whether a change of control of InnoServ will occur and if a transaction would occur, the amount of consideration it would receive. The Company had acquired the InnoServ shares and warrant in connection with its 1994 sale of MEDIQ Equipment and Maintenance Services, Inc.

         In May 1997, the Company sold the stock of Health Examinetics to its management for cash and an interest bearing note aggregating $1.7 million.

         On December 31, 1996, the Company sold to NutraMax all of the 4,037,258 shares of NutraMax common stock owned by the Company at a price of $9.00 per share. Under the terms of the agreement, the Company received from NutraMax $19.9 million in cash and an interest-bearing promissory note in the amount of $16.4 million. The note is payable when NutraMax shares owned by the Company, which currently are held in escrow in support of the Company's 7.50% Exchangeable Subordinated Debentures, are released from that escrow. The NutraMax shares are to be released from escrow upon the purchase or redemption of the 7.50% debentures. The note does not bear a market rate of interest for its full term. Accordingly, the Company discounted the note to $13.6 million. The cash proceeds from this transaction were used to reduce debt.

         In November 1996, the Company sold substantially all of the assets of Mobile X-Ray to Symphony Diagnostics, Inc., a subsidiary of IHS, for $5.3 million in cash and shares of IHS common stock with a value of $5.2 million at the closing with the possibility of the Company receiving additional cash consideration based upon the occurrence of certain future events. In July 1997, the Company sold the IHS shares at an amount which approximated its carrying value. Also, in fiscal 1997 the Company received approximately $1.1 million in additional cash consideration.

         On October 11, 1996, PCI was acquired by Cardinal. In that transaction, the Company received 1,449,000 shares (adjusted for a stock split) of Cardinal stock in exchange for its 46% ownership interest in PCI. The Company sold its Cardinal shares in January 1997 for $88.4 million and used the proceeds to reduce debt.

         In September 1996, the Company sold its ownership interest in HealthQuest for cash of $75,000 which approximated its carrying value.

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

Financial Information about Industry Segments

         The Company operates primarily in one business segment. The Company, through MEDIQ/PRN, rents movable medical equipment on a short-term basis nationwide and distributes a variety of disposable products, accessories and repair parts used with the types of equipment it rents. In fiscal 1997, this segment represented more than 90% of the Company's consolidated revenues, operating profits and assets.

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

Employees

         As of December 1, 1997, the Company and its wholly-owned subsidiaries had 927 employees. The Company believes relations with employees are satisfactory.


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

ITEM 3.    LEGAL PROCEEDINGS

         MEDIQ Imaging, the assets of which were sold by the Company in August 1995, was the subject of a civil investigation by the United States Attorney's Office for the District of New Jersey and the Department of Health and Human Services. The investigation focused on advice given by certain MEDIQ Imaging employees to physician customers of MEDIQ Imaging relating to the reassignment of certain Medicare claims. The Company and MEDIQ Imaging voluntarily reported the issue to the U.S. Government in January 1995 after learning that the advice given by the employees may have been inconsistent with the regulations relating to reassignment. The Company and MEDIQ Imaging cooperated in the investigation and denied any wrongdoing. In December 1997, desiring to avoid the delay, expense, and uncertainty of protracted litigation, the Company reached a settlement with the U.S. Government for $4.2 million. The settlement represents the repayment of alleged excess Medicare reimbursements.

         In February 1997, the Company was sued in the Superior Court of New Jersey by its former wholly-owned subsidiary, MHM Services, Inc. ("MHM"; formerly Mental Health Management, Inc.). The suit challenged the validity of a note receivable the Company and MHM entered into upon the spin-off of MHM to MEDIQ's shareholders in August 1993. In addition, beginning in February 1997, MHM stopped making the required monthly installments on the note, and therefore, the Company gave notice to MHM of its default on the note and declared all sums outstanding under the note to be immediately due and payable. In September 1997, as a result of continued deterioration in MHM's financial condition, the Company recorded a reserve for the remaining balance of the note receivable, which had been partially reserved in 1996, and accrued interest on the note receivable. In October 1997, the Company filed a motion for summary judgment against MHM. In November 1997, the Court granted summary judgment in favor of the Company and against MHM on all counts. Specifically, the Court ruled that the note receivable was valid and enforceable. The Court also rejected MHM's request for a stay pending appeal. MHM has filed a Motion for Reconsideration which is currently pending.

         Mobile X-Ray, the assets of which the Company sold in November 1996, was the subject of an investigation by the Wage and Hour Division of the United States Department of Labor (the "DOL"). The DOL had indicated that it believed that the practice of treating technologists as exempt professionals was incorrect. The Company maintained that the practice of treating x-ray technologists as exempt was correct and proper. In May 1997, the Company reached a settlement with the DOL which required the Company to pay certain Mobile X-Ray employees back wages aggregating $213,000 including legal fees. The back wages were paid in September 1997.

         On June 12, 1996, the Company, ATS Medical Services, Inc. ("ATS") and Mobile X-Ray were sued in the United States District Court for the Middle District of Pennsylvania by Gerard and Sharon Callie, who are both former employees of ATS. The lawsuit alleges that the Callies were wrongfully terminated and asserts claims pursuant to the whistleblower provisions of the False Claims Act and the Pennsylvania Wage Payment and Collection Law. The plaintiffs made a demand for damages totaling nearly $800,000. The Company believes it has no liability and intends to vigorously defend this case. Trial has been scheduled for February 1998.

         In addition, the Company has pending several legal claims incurred in the normal course of business, which in the opinion of management, will not have material effect on the consolidated financial statements. See Note J to the Company's Consolidated Financial Statements.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended September 30, 1997.



--------------------------------------------------------------------------------

Section 16(a) Beneficial Ownership Reporting Compliance

         It has recently come to the attention of the Company that the conversion of the Company's 7.25% Convertible Debentures Due 2006 beneficially owned by Michael J. Rotko, Chairman of the Board of Directors, in February 1997 was not reported to the Securities and Exchange Commission in a monthly Statement of Changes in Beneficial Ownership, as required under Section 16(a) of the Securities Exchange Act of 1934, as amended. Mr Rotko's debentures were automatically converted into Common Stock upon the expiration of the Company's offer to repurchase all such debentures outstanding on February 21, 1997. This information is currently being filed with the Securities and Exchange Commission.

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


                                                                  Common Stock                    Preferred Stock
                                                               ----------------------            ----------------------
Fiscal year ended September 30,                                 High            Low               High            Low
-------------------------------                                ------          ------            ------          ------
    1997:

        First Quarter                                          $6.375          $5.688            $6.000          $5.500
        Second Quarter                                          8.188           6.063             7.750           5.750
        Third Quarter                                           8.813           7.000             8.625           7.375
        Fourth Quarter                                          8.750           7.125             8.500           7.500

    1996:

        First Quarter                                         $ 5.500         $ 3.938           $ 4.500         $ 4.125
        Second Quarter                                          5.438           3.938             5.000           4.000
        Third Quarter                                           6.563           4.813             6.125           4.875
        Fourth Quarter                                          6.063           5.125             5.625           5.500

           As of December 1, 1997, there were approximately 1,500 holders of record of the Company's Common Stock and approximately 300 holders of record of the Company's Preferred Stock. Since a portion of the Company's Common Stock and Preferred Stock is held in "street" or nominee name, the Company is unable to determine the exact number of beneficial holders. On December 12, 1997, as reported by the American Stock Exchange, the closing price per share of Common Stock was $11.625, and the closing price per share of Series A Preferred Stock was $11.50.

         The Company did not pay any dividends in fiscal 1997 or 1996. The Company does not intend to pay any dividends in the foreseeable future.

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


                                                                      Year Ended September 30,
                                            -----------------------------------------------------------------------------
                                              1997               1996            1995(2)           1994             1993
                                            --------          ---------         ---------        --------          ------
                                                                     (in thousands, except per share data)
Summary Statement of Operations Data:

Revenues                                    $155,960          $136,066          $132,241         $ 81,498          $ 89,994
Operating income                              29,504            25,446            24,202            1,354             8,614
Interest expense                             (19,107)          (27,307)          (29,241)         (21,335)          (21,043)
Other (1)                                     (7,504)           (4,695)            1,381            7,381             1,918
Income (Loss) from continuing operations
   before income tax expense (benefit)         2,893            (6,556)           (3,658)         (12,600)          (10,511)
Loss from continuing operations               (2,241)           (6,178)           (3,346)          (8,254)           (5,145)

Per Share Data:

Loss from continuing operations             $   (.09)         $   (.25)         $   (.14)        $   (.34)         $   (.21)
Cash dividends per common share             $     --          $     --          $     --         $    .09          $    .12
Cash dividends per preferred share          $     --          $     --          $     --         $    .05          $    .07

Weighted average shares outstanding           25,960            24,967            24,604          24,405            24,366


                                                                               September 30,
                                            -------------------------------------------------------------------------------
                                              1997              1996              1995            1994 (2)           1993
                                            --------          --------          ---------        ---------         --------
                                                                              (in thousands)
Summary Balance Sheet Data:

Current assets                              $ 69,751          $ 45,103          $ 44,436         $ 35,041          $ 42,500
Investments in discontinued operations            --            64,967            70,162           99,911            98,095
Property, plant and equipment                113,589           122,706           132,823          149,051           117,748
Total assets                                 257,552           308,423           334,169          377,795           308,827
Current liabilities                           40,019            45,614            64,685           59,610            47,001
Senior debt, net of current portion          128,131           192,461           136,949          162,436           115,604
Subordinated debt, net of current portion     10,055            41,229            81,907          103,388            86,229
Stockholders' equity                          48,603            17,445            31,517           36,280            44,574


                See Notes to Selected Consolidated Financial Data

Notes to Selected Consolidated Financial Data

(1) Fiscal 1997 includes an equity participation charge related to the repurchase of MEDIQ/PRN warrants of $11 million, a gain on the sale of Cardinal stock of $9.2 million, a reserve on amounts due from MHM Services, Inc. ("MHM") of $5.5 million, the write-off of UHS deferred acquisition costs of $4 million, a gain on the NutraMax note receivable of $1.8 million, and interest income of $2.1 million.

        Fiscal 1996 includes a $6 million reserve on the note receivable from MHM, interest income of $1.5 million and a net gain on the sale of assets of $.6 million.

        Fiscal 1995 includes $1.5 million of interest income partially offset by a $.4 million net loss on the sale of assets.

        Fiscal 1994 includes a net gain on the sale of assets of $5.8 million and interest income of $1.4 million.

        Fiscal 1993 includes interest income of $1.1 million partially offset by a $.3 million net loss on the sale of assets.

(2) On September 30, 1994, MEDIQ/PRN acquired the critical care and life support rental equipment inventory of Kinetic Concepts, Inc. ("KCI"). The purchase price, which was primarily financed with long-term debt, approximated $88 million, including transaction costs and the assumption of certain capital lease obligations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

         During 1997 the Company completed its previously announced strategy of divesting substantially all operating assets other than MEDIQ/PRN and MEDIQ Management Services and used the proceeds thereof to reduce indebtedness.

         In October 1996, PCI Services, Inc. ("PCI") was acquired by Cardinal Health, Inc. ("Cardinal"). In that transaction, the Company received 1,449,000 shares (adjusted for stock split) of Cardinal stock in exchange for its 46% ownership interest in PCI. In January 1997, the Company sold these shares for $88.4 million. In November 1996, the Company sold substantially all of the assets of MEDIQ Mobile X-Ray Services, Inc. ("Mobile X-Ray") for $5.3 million in cash and shares of Integrated Health Services, Inc. ("IHS") common stock with an initial value of $5.2 million with the possibility of the Company receiving additional cash consideration based upon the occurrence of certain future events. In July 1997, the Company sold the IHS shares at an amount which approximated carrying value. In fiscal 1997, the Company received approximately $1.1 million in additional cash consideration relating to the Mobile X-Ray transaction. In December 1996, the Company sold all of its shares of NutraMax Products, Inc. ("NutraMax") for $36.3 million, or $9.00 per share. In May 1997, the Company sold the stock of Health Examinetics, Inc. for $1.7 million.

         In February 1997, the Company entered into an agreement with Universal Hospital Services, Inc. ("UHS") to acquire the outstanding shares of UHS for $17.50 per share. Including the assumption of debt, the total purchase price was $138 million. In April 1997, the shareholders of UHS approved the acquisition subject to approval pursuant to the Hart-Scott-Rodino Antitrust Improvements Act ("Hart-Scott-Rodino Act"). In July 1997, the Company and UHS were informed by the Federal Trade Commission ("FTC") that it had authorized its staff to take legal action to block the proposed transaction, and subsequently the FTC filed a motion for a preliminary injunction to block the transaction. In September 1997, facing the likelihood of a protracted administrative proceeding before the FTC, the uncertainty of the outcome and the costs associated with continuing to defend against the efforts of the FTC to prevent the merger, the Company and UHS mutually terminated the proposed acquisition. The Company wrote-off $4 million ($2.4 million net of taxes, or $.09 per share) of deferred acquisition and financing costs related to the proposed acquisition.

         In September 1997, MEDIQ/PRN acquired the remaining 50% of SpectraCair for approximately $1.9 million and the assumption of Huntleigh Healthcare's (MEDIQ/PRN's former joint venture partner) portion of the outstanding debt of $4.4 million.

         The Company intends to continue to seek to expand its core business through other strategic acquisitions. However, there can be no assurances that the Company will be successful in identifying suitable acquisition candidates, consummating any transactions or, if it completes any acquisition transaction, in successfully integrating the operations of any acquired entity.

         The health care industry continues to receive significant public attention over alleged misconduct and abuses, and there have been renewed calls for increased government regulation or oversight into various aspects of the industry. There can be no assurance that new or more stringent government regulations will not be adopted, or if such regulations are adopted, that they may not adversely affect the Company.

Results of Operations

Fiscal Year 1997 Compared with Fiscal Year 1996

         Revenues from continuing operations were $156 million as compared to $136.1 million in the prior year, an increase of $19.9 million, or 15%. The revenue growth was attributable to a 9% increase in rental revenue, a 70% increase in sales, and a 16% increase in other revenue. The growth in rental revenue was primarily attributable to new revenue-share arrangements, a sustained flu season, increased volume and the acquisition of SpectraCair. The increase in sales was derived primarily from a significant distribution contract which was in place during all of 1997 as compared to five months in the comparable prior year as well as increases in sales of disposable products as a result of additional volume attributable to an expanded customer base, a wider variety of product offerings, a new revenue share arrangement and the expansion of the distribution agreement to include additional product lines. The increase in other revenue was achieved principally through outsourcing services as a result of an expanded customer base. The Company expects to continue to emphasize the sale of disposable products related to the types of equipment it rents, as well as the nonrental services it has introduced, and would anticipate that, if this strategy is successful, these activities would significantly contribute to the Company's revenue growth.

         The Company markets its products and services to a variety of health care and related businesses, primarily hospitals, nursing homes and home health care companies. In recent years, these industries have undergone dramatic consolidation and change. Although the Company is seeking to emphasize its ability to provide services to these health care institutions in response to a perception that such institutions are "outsourcing" increasing amounts of their operations, there can be no assurance that this strategy will be successful.

         Operating income increased $1.9 million or 7% to $29.5 million, as compared to $27.6 million, exclusive of a $2.2 million restructuring charge, in the prior year. The restructuring charge was incurred in connection with the downsizing of corporate functions and consolidation of certain activities with the operations of MEDIQ/PRN. The improvement in operating income was attributable to the growth in revenue-share and sales activities and reductions in corporate overhead of $.9 million related to the downsizing of corporate functions. This improvement was partially offset by an additional investment in people and information systems to facilitate the accelerated growth of sales of disposable products and revenues from outsourcing activities, higher variable costs associated with the sustained flu season and increased volume. Operating margins remained consistent with the prior year as a result of the Company's growth in revenue-sharing activities and sales of disposable products which provide a lower gross margin than the traditional rental of equipment but do not require any capital investment.

         Interest expense decreased 30% to $19.1 million from $27.3 million in 1996 primarily as a result of substantial reductions of debt with the proceeds from the sales of discontinued operations and lower interest rates associated with the refinancing that occurred on October 1, 1996.

         In October 1996, the Company incurred a non-recurring charge of $11 million for the repurchase of warrants to purchase 10% of the capital stock of MEDIQ/PRN issued in connection with financing the Kinetic Concepts, Inc. acquisition in 1994.

         In September 1997, the Company recorded additional reserves of $5.5 million on amounts due from MHM Services, Inc. ("MHM", formerly a wholly-owned subsidiary of the Company which was spun-off to shareholders in August 1993) as a result of its assessment of the net realizable value of these amounts in light of continued deterioration in MHM's financial condition. See "Item 3 - Legal Proceedings". The Company also wrote-off $4 million of deferred acquisition and financing costs associated with its proposed acquisition of UHS. These charges are reflected in Other Expense-net in the Company's Consolidated Statement of Operations.

         The Company's effective tax rate was disproportionate compared to the statutory rate as a result of the non-deductibility of the expense associated with the repurchase of the MEDIQ/PRN warrants, goodwill amortization and non-recognition of certain operating losses and non-operating gains for state income tax purposes.

         In November 1997, the Company sold to InnoServ Technologies ("InnoServ") all of the 2,026,438 shares of InnoServ common stock owned by it, together with a warrant to acquire additional shares of InnoServ common stock. Under the terms of the agreement, no cash payment was made by InnoServ. However, the parties agreed to terminate a non-compete covenant relating to maintenance and repair services. In addition, in the event of a change of control of InnoServ before September 30, 1998, the Company will be entitled to certain payments from the acquiring party as if it had continued to own the shares. At this time, the Company cannot determine whether a change of control of InnoServ will occur and if a transaction would occur, the amount of consideration it would receive. Accordingly, the Company has recorded a reserve of $5 million before taxes ($1.3 million after taxes) as a component of Income from Discontinued Operations in the Company's Consolidated Statement of Operations.

         On May 7, 1997, the Company sold the stock of Health Examinetics, Inc. to the management of Health Examinetics for approximately $1.7 million, consisting of $.1 million in cash and an interest-bearing promissory note in the amount of $1.6 million. The promissory note bears interest at 7% per annum and matures in April 2003. Interest only is due on the promissory note for the first eighteen months. Quarterly principal and interest payments commence on January 1, 1999. The sale resulted in an after-tax charge of $1 million, or $.04 per share in addition to the estimated net loss on the disposal recorded in fiscal 1996. The charge is reflected as a component of Income from Discontinued Operations in the Company's Consolidated Statement of Operations.

         On December 31, 1996, the Company sold to NutraMax, all of the 4,037,258 shares of NutraMax common stock owned by the Company at a price of $9.00 per share. The Company received from NutraMax $19.9 million in cash and an interest-bearing promissory note (the "note") in the amount of $16.4 million. The note matures in July 2003 and bears interest at 7.5% per annum for the first eighteen months with decreasing interest rates over the remaining term. The note is payable when NutraMax shares owned by the Company, which are held in escrow in support of the Company's 7.50% Exchangeable Subordinated Debentures ("7.50% debentures") are delivered to NutraMax upon release from escrow. The NutraMax shares are to be released from escrow upon the purchase or redemption of the 7.50% debentures. In the event the 7.50% debentures are exchanged into shares of NutraMax, the note receivable will be reduced on a pro rata basis. The note does not bear a market rate of interest for its full term. Accordingly, the Company discounted the note to $13.6 million. The Company recognized an after-tax gain of $4.8 million, or $.18 per share on the sale of the NutraMax stock which is included in Discontinued Operations in the Company's Consolidated Statement of Operations. From January through September 1997, the Company repurchased $17.8 million of the 7.50% debentures in the open market which resulted in the release of 1,161,961 shares of NutraMax common stock from escrow. The shares were delivered to NutraMax resulting in cash payments on the note of $10.5 million and the realization of a $1.8 million pretax gain as a result of the recognition of a portion of the discount on the note. This gain is reflected in Other Expense-net in the Company's Consolidated Statement of Operations. At September 30, 1997, the balance of the note was $4.8 million, net of a discount of $1.1 million. The Company used the cash proceeds received from these transactions to reduce debt.

         On November 6, 1996, the Company sold substantially all of the assets of Mobile X-Ray to Symphony Diagnostics, Inc., a subsidiary of Integrated Health Services, Inc. ("IHS"), for $5.3 million in cash and shares of IHS common stock with a value of $5.2 million. In 1997, the Company received additional proceeds of $1.1 million, with the possibility of the Company receiving additional cash consideration based upon the occurrence of certain future events. The loss on the disposal of these assets was recorded in fiscal 1996. In July 1997, the Company sold the IHS shares at an amount which approximated carrying value. The proceeds from these transactions were used to reduce debt.

         On October 11, 1996, PCI was acquired by Cardinal. In that transaction, the Company received 1,449,000 shares (adjusted for stock split) of Cardinal stock in exchange for its 46% ownership interest in PCI. The Company recognized an after-tax gain of $32.6 million on this transaction as a component of Income from Discontinued Operations in the Company's Consolidated Statement of Operations. The Company sold its Cardinal shares in January 1997 for $88.4 million and used the proceeds to reduce debt.

         Revenues and operating income from discontinued operations (excluding equity investees) in 1997 were $6.6 million and $.2 million, respectively, as compared to revenues and operating income of $36.8 million and $4.3 million, respectively, in the prior year.

         As a result of the refinancing and the repurchases of the Company's 7.25% Convertible Subordinated Debentures ("7.25% debentures") and 7.50% debentures, the Company recognized an extraordinary charge of $13.4 million ($8.0 million, net of taxes) resulting primarily from premiums incurred related principally to the tender offer to purchase the $100 million 11 1/8% Senior Secured Notes due 1999 and the write-off of related deferred charges.

Fiscal Year 1996 Compared with Fiscal Year 1995

         Revenues from continuing operations were $136.1 million, as compared to $132.2 million in the prior year, an increase of $3.9 million, or 3%. The revenue growth was attributable to a 66% increase in sales and a 24% increase in other revenue, partially offset by a 2% decrease in rental revenue. The growth in sales and other revenue was partially offset by lower equipment rentals as a result of the absence in fiscal 1996 of a sustained flu season, the non-renewal of a number of long-term rental contracts as a result of customer purchases and a trend in the marketplace of better utilization of equipment by customers partially offset by an increase in the number of rental customers.

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

         Interest income of $1.5 million was consistent with the prior year and was primarily derived from the Company's note receivable from MHM.

         Other charges and credits for 1996 included the establishment of a reserve on the note receivable from MHM of $6 million as a result of the Company's analysis of the financial condition of MHM and a charge of $.6 million related to the excess of the purchase price over the carrying value of a warrant issued by MEDIQ/PRN in 1992 to a lender in connection with the financing of an acquisition in 1992. The purchase price of the warrant was $1.6 million. These charges were partially offset by gains on the sales of operating assets of $.6 million. Fiscal 1995 included a loss of $1.1 million from the sale of the Company's equity interest in New West Eyeworks, Inc. in April 1995 for $3.0 million, and income of $.6 million representing a portion of the contingent proceeds earned in 1995 from the prior year sale of the Company's interest in a kidney stone treatment center.

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

         Revenues from discontinued operations (excluding equity investees) were $36.8 million in 1996, as compared to $78.4 million in 1995. The net loss from discontinued operations was $10.7 million in 1996, as compared to $1.6 million in 1995, and consisted principally of revisions to the estimates of sales proceeds for the disposal of the Company's investments in discontinued operations, including reserves relating to investigations as discussed in Item 3, "Legal Proceedings" and Note J to the Consolidated Financial Statements.

         In September 1996, the Company sold its ownership interest in HealthQuest for cash of $75,000 which approximated its carrying value.

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

Liquidity and Capital Resources

         In 1997, cash provided by operating activities was $1.2 million, as compared to $29.1 million in the prior year. This decrease was principally attributable to increased working capital requirements as a result of the growth of the Company's business, particularly sales of disposable products, and payments for income taxes.

         Net cash provided by investing activities was $101.3 million for 1997, and consisted of cash proceeds from sales of the Company's discontinued operations of $130.3 million partially offset by expenditures for rental medical equipment totaling $15.5 million, the repurchase of the MEDIQ/PRN warrant for $12.5 million and the acquisition of the remaining 50% of SpectraCair for $1.9 million. The Company presently anticipates capital expenditures of approximately $15 million during fiscal 1998, primarily for rental medical equipment. Also, the Company has entered into long-term agreements with three vendors to purchase approximately $31 million of certain products over the next two fiscal years. The Company intends to fund the disposable product purchases and rental medical equipment expenditures with cash from operations.

        Net cash used in financing activities was $102.2 million for 1997 and consisted primarily of debt repayments of $307.6 million related to the refinancing, subordinated debenture repurchases and debt service and deferred financing fees of $8.9 million associated with the refinancing, partially offset by borrowings of $214 million.

         On October 1, 1996, the Company, together with MEDIQ/PRN entered into a $260 million Credit Agreement with a group of lenders led by Banque Nationale de Paris as Administrative Agent and NationsBank, N.A. as the Documentation Agent (the "Credit Agreement"). The Credit Agreement provides for four separate loans, a Term A loan ($35 million), a Term B loan ($100 million), an Acquisition Revolver ($100 million) and a Working Capital Revolver ($25 million). The amounts available under the Credit Agreement allowed the Company to refinance substantially all of its existing senior debt, its outstanding lines of credit, all of MEDIQ/PRN's subordinated debt, and MEDIQ/PRN's $100 million 11 1/8% Senior Secured Notes due 1999. Accordingly, the Company reflected the outstanding balances of its lines of credit, subordinated debt and Senior Secured Notes as long-term senior debt on its Consolidated Balance Sheet at September 30, 1996. In November 1997, the Company reduced the Acquisition Revolver to $25 million.

         Borrowings under the Credit Agreement bear interest at either the prime rate plus a factor or at a Eurodollar rate plus a factor. The factor changes quarterly based upon the Company's leverage ratio. The Company's interest rate on the Term A loan, the Acquisition Revolver and the Working Capital Revolver is prime (8.50% at September 30, 1997) plus .5% or Eurodollar (6.0625% at September 30, 1997) plus 2.0% and the interest rate on the Term B loan is prime plus 1.25% or Eurodollar plus 2.75%. During fiscal 1997, the weighted average interest rates were as follows: (i) Term A loan - 8.45%, (ii) Acquisition Revolver - 8.56%, (iii) Working Capital Revolver - 9.15%, and (iv) Term B loan 9.00%. The loans are collateralized by substantially all of the assets of the Company. The proceeds from the sales of PCI, NutraMax, Mobile X-Ray and Health Examinetics were utilized to repay outstanding advances under the Acquisition Revolver upon receipt.

         The Term A loan is payable in quarterly installments of $1.2 million from December 31, 1996 through September 30, 2001 and in quarterly installments of $2.7 million from December 31, 2001 through September 30, 2002. The Term B loan is payable in quarterly installments of $250,000 from December 31, 1996 through September 30, 2002, quarterly installments of $8.5 million in fiscal 2003 and quarterly installments of $15 million in fiscal 2004. The Company can borrow and repay under the Acquisition Revolver until March 31, 1998 in accordance with the Credit Agreement. On March 31, 1998, any outstanding balance on the Acquisition Revolver will convert to a term loan which will be repaid in quarterly installments beginning on June 30, 1998. The first two installments will be at 5% of the converted balance and all remaining quarterly payments will be at 5.625% of the converted balance. The Working Capital Revolver terminates on September 30, 2002 at which time all outstanding balances are due.

         The Credit Agreement requires the Company to maintain certain financial ratios and imposes certain other financial limitations. The terms of the Company's Credit Agreement precluded the payment of dividends until October 1, 1997. The Company does not intend to pay any dividends in the foreseeable future.

         During fiscal 1997, the Company repurchased an aggregate of $24.4 million of the 7.50% debentures at a discount in the open market with borrowings under its credit facility. The Company may use proceeds from its Acquisition Revolver to redeem or repurchase the remaining balance of its 7.50% exchangeable subordinated debentures. However, except to the extent required by the terms of the indenture pursuant to which this debenture was issued, there can be no assurance that any additional repurchase or redemption will occur.

         During fiscal 1997, the Company repurchased or redeemed $23 million of the 7.25% debentures. The Company funded the repurchase/redemption with borrowings under its Credit Agreement. The remaining balance of $6.2 million of the 7.25% debentures was converted into 833,446 shares of the Company's common stock.

         In February 1997, the Company entered into an agreement with Universal Hospital Services, Inc. ("UHS") to acquire the outstanding shares of UHS for $17.50 per share. Including the assumption of debt, the total purchase price would have been $138 million. The transaction was structured as a cash merger and was anticipated to be funded with proceeds from the Credit Agreement. In January 1997, the Credit Agreement was amended to increase certain components of the facility by $50 million, subject to approval of the proposed acquisition of UHS pursuant to the Hart-Scott-Rodino Act and by UHS' shareholders. In April 1997, the shareholders of UHS approved the acquisition subject to federal regulatory approval pursuant to the Hart-Scott-Rodino Act. In July 1997, the Company and UHS were informed by the Federal Trade Commission ("FTC") that it had authorized its staff to take legal action to block the proposed transaction, and subsequently the FTC filed a motion for a preliminary injunction to block the transaction. In September 1997, facing the likelihood of a protracted administrative proceeding before the FTC, the uncertainty of the outcome and the costs associated with continuing to defend against the efforts of the FTC to prevent the merger, the Company and UHS mutually terminated the proposed acquisition. Consequently, the amendment to the Credit Agreement was also terminated. The Company wrote-off $4 million ($2.4 million net of taxes, or $.09 per share) of deferred acquisition and financing costs related to the acquisition.

         The Company expects that its primary sources of liquidity for operating activities will be generated through cash flows from MEDIQ/PRN. The Company believes that sufficient funds will be available from operating cash flows and its credit facility to meet the Company's anticipated operating and capital requirements for the foreseeable future.

Market Risk Sensitivity

         In accordance with the terms of the Credit Agreement, the Company entered into two interest rate swap contracts ("swap contracts") on November 15, 1996. The swap contracts hedge the Company's interest rate exposure and terminate in January 2000. The Company did not enter into the swap contracts for trading or speculative purposes.

         The information below summarizes the Company's market risks associated with debt obligations and swap contracts outstanding as of September 30, 1997. Fair values of debt instruments included herein have been determined based on quoted market prices were available. The fair values of interest rate instruments are the estimated amounts the Company would expect to pay to terminate the swap contracts. The information presented below should be read in conjunction with Notes H and I to the Company's Consolidated Financial Statements.

         For debt obligations, the table presents principal cash flows and related interest rates by fiscal year of maturity. Fixed interest rates disclosed represent the weighted average rates for the Company's capital leases, except where noted. Variable interest rates disclosed represent the weighted average rates of the portfolio at September 30, 1997. For interest rate swaps, the table presents notional amounts and related interest rates by fiscal year of maturity.


                                            Expected Fiscal Year of Maturity
                                       (in thousands of U.S. $, except percentages)

Debt                      1998           1999           2000          2001         Thereafter      Total          FV
----                    -------        -------        -------       -------        ----------     --------      ------

Fixed rate              $ 1,860        $ 1,360        $    126           --       $ 10,055 (a)    $ 13,401     $ 13,803
Average
interest rate             10.01%         10.05%          10.72%          --            7.5%(a)

Variable rate           $ 5,788        $ 5,788        $  5,788      $ 5,788       $109,281        $132,433     $132,433
Average
interest rate             8.65%           8.65%           8.65%        8.65%          8.65%           8.65%

Interest
Rate Swap
---------

Variable
to fixed                                              $ 50,000                                    $ 50,000     $   (288)
Average
pay rate                                                  6.26%                                       6.26%
Average
receive rate                                              5.64%                                       5.64%

Interest
Rate Collar
-----------

Notional amount                                       $ 50,000                                   $  50,000     $    (16)
Cap                                                       7.43%                                       7.43%
Floor                                                     5.25%                                       5.25%

(a)  Represents the Company's 7.50% debentures.

Recent Developments

         In October 1997, the Company's Board of Directors initiated a process to explore strategic alternatives available to the Company to maximize shareholder value, including the possible sale of the Company, and has retained an investment banking firm to assist in the process.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), which was adopted by the Company in fiscal year 1997 as required by the statement. The Company has elected to continue to measure such compensation expense using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS 123. (See Note O)

         The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share," which will result in changes to the computation and presentation of earnings per share. The Company will be required to adopt this standard during its quarter ended December 31, 1997 with earlier adoption not permitted. At this time, the Company does not believe the adoption of this standard will have a material impact on the Company's earnings per share.

         The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income," which will result in disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company is not required to adopt this standard until fiscal 1999. At this time, the Company has not determined the impact the adoption of this standard will have on the Company's financial statements.

         The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is not required to adopt this standard until fiscal 1999. At this time, the Company has not determined the impact the adoption of this standard will have on the Company's financial statements.

         The Company has and will continue to make certain investments in its software systems and applications to ensure that the Company is year 2000 compliant. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                      Page
                                                                      ----

Independent Auditors' Report                                           22


Consolidated Statements of Operations -
 Three Years Ended September 30, 1997                                  23

Consolidated Balance Sheets - September 30, 1997 and 1996              24

Consolidated Statements of Stockholders' Equity -
 Three Years Ended September 30, 1997                                  25

Consolidated Statements of Cash Flows -
 Three Years Ended September 30, 1997                                  26

Notes to Consolidated Financial Statements                            27-41

                          Independent Auditors' Report


Board of Directors and Stockholders
MEDIQ Incorporated
Pennsauken, New Jersey


         We have audited the accompanying consolidated balance sheets of MEDIQ Incorporated and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also include the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MEDIQ Incorporated and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
November 25, 1997

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   Year Ended September 30,
                                                                       --------------------------------------------------
                                                                         1997                 1996                 1995
                                                                       --------             --------             --------
                                                                              (in thousands, except per share data)
Revenues:
  Rental                                                               $124,316             $114,275             $117,043
  Sales                                                                  19,922               11,696                7,036
  Other                                                                  11,722               10,095                8,162
                                                                       --------             --------             --------
                                                                        155,960              136,066              132,241
Costs and Expenses:
  Cost of sales                                                          16,334                9,534                5,686
  Operating                                                              56,609               47,934               47,478
  Selling and administrative                                             23,154               20,795               24,714
  Restructuring                                                              --                2,200                  --
  Depreciation and amortization                                          30,359               30,157               30,161
                                                                       --------             --------             --------
                                                                        126,456              110,620              108,039
                                                                       --------             --------             --------

Operating Income                                                         29,504               25,446               24,202

Other (Charges) Credits:
  Interest expense                                                      (19,107)             (27,307)             (29,241)
  Interest income                                                         2,069                1,452                1,502
  Other - net                                                            (9,573)              (6,147)                (121)
                                                                       --------              -------              -------
Income (Loss) from Continuing Operations before
  Income Tax Expense (Benefit) and Extraordinary Item                     2,893               (6,556)              (3,658)

Income Tax Expense (Benefit)                                              5,134                 (378)                (312)
                                                                       --------             --------             --------
Loss from Continuing Operations before
  Discontinued Operations and Extraordinary Item                         (2,241)              (6,178)              (3,346)

Discontinued Operations:
  Income from operations (net of income taxes of
  $2,025,000 in 1996 and $3,393,000 in 1995)                                 --                3,929                3,132
  Gain (Loss) on disposal (net of income taxes of $20,507,000
  in 1997, ($5,406,000) in 1996 and $953,000 in 1995)                    34,941              (14,598)              (4,733)
                                                                       --------             --------             --------
                                                                         34,941              (10,669)              (1,601)
                                                                       --------             --------             --------
Income (Loss) before Extraordinary Item                                  32,700              (16,847)              (4,947)

Extraordinary Gain (Loss), Early Retirement of Debt
  (net of income taxes of ($5,316,000) in 1997 and
  $587,000 in 1996)                                                      (8,037)               1,143                   --
                                                                       --------             --------             --------


Net Income (Loss)                                                      $ 24,663             $(15,704)            $ (4,947)
                                                                       ========             ========             ========

Earnings Per Share:
  Income (Loss) from:
    Continuing Operations                                              $   (.09)            $   (.25)            $   (.14)
    Discontinued Operations                                                1.35                 (.43)                (.06)
                                                                       --------             ---------            --------
  Income (Loss) before Extraordinary Item                                  1.26                 (.68)                (.20)
  Extraordinary Item                                                       (.31)                 .05                   --
                                                                       --------             --------             --------
  Net Income (Loss)                                                    $    .95             $   (.63)            $   (.20)
                                                                       ========             ========             ========

Weighted Average Shares Outstanding                                      25,960               24,967               24,604
                                                                       ========             ========             ========


                 See Notes to Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                     September 30,
                                                                            -------------------------------
                                                                              1997                   1996
                                                                            --------               --------
                                                                                     (in thousands)
                                            Assets
Current Assets:

  Cash                                                                      $  3,639               $  3,219
  Accounts receivable (net of allowance of $4,077,000 in
    1997 and $2,383,000 in 1996)                                              39,686                 30,233
  Inventories                                                                 13,047                  6,614
  Deferred income taxes                                                        6,967                  2,447
  Income taxes receivable                                                      4,917                    310
  Other current assets                                                         1,495                  2,280
                                                                            --------               --------
         Total Current Assets                                                 69,751                 45,103

Investment in discontinued operations - restricted                                --                 64,967
Note receivable from MHM                                                          --                  3,967
Property, plant and equipment                                                113,589                122,706
Goodwill                                                                      57,056                 58,321
Other assets                                                                  17,156                 13,359
                                                                            --------               --------

Total Assets                                                                $257,552               $308,423
                                                                            ========               ========

                           Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                          $  8,793               $  8,907
  Accrued expenses                                                            22,732                 27,729
  State taxes payable                                                            177                     --
  Other current liabilities                                                      669                    458
  Current portion of long-term debt                                            7,648                  8,520
                                                                            --------               --------
         Total Current Liabilities                                            40,019                 45,614

Senior debt                                                                  128,131                192,461
Subordinated debt                                                             10,055                 41,229
Deferred income taxes                                                         28,178                  7,254
Other liabilities                                                              2,566                  4,420

Commitments and contingencies                                                     --                     --

Stockholders' Equity:
  Preferred stock ($.50 par value:  Authorized 20,000,000 shares;
    issued Series A: 6,644,000 in 1997 and 6,688,000 in 1996)                  3,322                  3,344
  Common stock ($1 par value:  Authorized 40,000,000 shares;
    issued 20,068,000 in 1997 and 19,191,000 in 1996)                         20,068                 19,191
  Capital in excess of par value                                              27,127                 21,517
  Retained earnings (Accumulated deficit)                                      2,892                (21,771)
  Treasury stock, at cost (preferred shares:  377,000 in 1997 and
     1996; common shares:  739,000 in 1997 and 772,000 in 1996)
                                                                              (4,806)                (4,836)
                                                                            --------               --------
         Total Stockholders' Equity                                           48,603                 17,445
                                                                            --------               --------

Total Liabilities and Stockholders' Equity                                  $257,552               $308,423
                                                                            ========               ========

                 See Notes to Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                     Preferred Stock             Common Stock                             Retained
                                     ---------------          -----------------         Capital in        Earnings
                                     Shares                    Shares                   Excess of       (Accumulated      Treasury
                                     Issued    Amount          Issued    Amount         Par Value         Deficit)          Stock
                                    -------   -------         -------   -------         ---------       ------------      --------


Balance October 1, 1994               6,816   $ 3,408          19,064   $19,064          $22,357          $(1,120)        $ (7,429)

Net loss                                                                                                   (4,947)
Conversion of preferred stock
  to common stock                       (64)      (32)             63        63              (31)
Stock options exercised                                                                     (202)                              386
                                    -------   -------         -------   -------          -------          -------         --------

Balance September 30, 1995            6,752     3,376          19,127    19,127           22,124           (6,067)          (7,043)

Net loss                                                                                                  (15,704)
Conversion of preferred stock
  to common stock                       (64)      (32)             64        64              (32)
Stock options exercised                                                                     (575)                            2,207
                                    -------   -------         -------   -------          -------          -------         --------

Balance September 30, 1996            6,688     3,344          19,191    19,191           21,517          (21,771)          (4,836)

Net income                                                                                                 24,663
Conversion of subordinated
  debentures to common stock                                      833       833            5,417
Conversion of preferred
  stock to common stock                 (44)      (22)             44        44              (22)
Acquisition of SpectraCair                                                                                                   (404)
Stock options exercised             _______   _______         _______   _______              215          _______             434
                                                                                         -------                          -------

Balance September 30, 1997            6,644   $ 3,322          20,068   $20,068          $27,127          $ 2,892         $(4,806)
                                    =======   =======         =======   =======          =======          =======         =======


                 See Notes to Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Year Ended September 30,
                                                                                   -----------------------------------------------
                                                                                     1997               1996               1995
                                                                                   --------           ---------         -----------
Cash Flows From Operating Activities                                                               (in thousands)
------------------------------------
Net income (loss)                                                                  $ 24,663           $(15,704)         $   (4,947)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                               30,359             30,157              30,161
         Provision for doubtful accounts                                              3,234              1,237                 993
         Provision for deferred income taxes (benefit)                               29,480               (650)               (434)
         Reserve on note receivable from MHM                                          5,523              6,000                  --
         Cash provided by discontinued operations                                       660              3,240               7,532
         (Income) loss from discontinued operations                                 (34,941)            10,669               1,601
         Extraordinary item, early extinguishment of debt                             2,879             (1,730)                 --
         Gain on sale of Cardinal Stock                                              (9,213)                --                  --
         Equity participation - PRN warrants                                         11,047                625                  --
         Other                                                                        1,751                484               1,775
Increase (decrease), net of effects from acquisitions:
         Accounts receivable                                                         (8,067)            (2,428)            (11,305)
         Inventories                                                                 (6,397)            (2,433)              1,758
         Accounts payable                                                            (1,577)             2,213                (108)
         Accrued expenses                                                            (4,402)            (2,973)             (3,036)
         Federal and state taxes payable                                            (36,273)                --                 (83)
         Deferred income taxes                                                       (2,559)             1,933               3,236
         Other current assets and liabilities                                        (4,930)            (1,572)               (824)
                                                                                   --------           --------          ----------
Net cash provided by operating activities                                             1,237             29,068              26,319

Cash Flows From Investing Activities
Proceeds from sale of assets                                                             --              3,976              10,957
Proceeds from sale of discontinued operations                                       130,259              1,500              23,858
Purchase of equipment                                                               (15,458)           (18,073)            (11,548)
Acquisition of SpectraCair                                                           (1,915)                --                  --
Note receivable from SpectraCair                                                         --             (3,250)                 --
Payment of note receivable from SpectraCair                                              --              3,250                  --
Repurchase of MEDIQ/PRN warrant                                                     (12,500)            (1,625)                 --
Other                                                                                   947             (2,727)             (6,636)
                                                                                   --------           --------          ----------
Net cash provided by (used in) investing activities                                 101,333            (16,949)             16,631

Cash Flows From Financing Activities
Borrowings                                                                          214,000             25,747               1,190
Debt repayments                                                                    (307,639)           (39,045)            (42,853)
Deferred financing fees                                                              (8,874)                --                  --
Proceeds from exercise of options                                                       363              1,432                 184
                                                                                   --------           --------          ----------
Net cash used in financing activities                                              (102,150)           (11,866)            (41,479)
                                                                                   --------           --------         ----------

Increase in cash                                                                        420                253               1,471

Cash:
  Beginning balance                                                                   3,219              2,966               1,495
                                                                                   --------           --------          ----------
  Ending balance                                                                   $  3,639           $  3,219          $    2,966
                                                                                   ========           ========          ==========

Supplemental disclosure of cash flow information:
  Interest paid                                                                    $ 21,381           $ 25,563          $   26,200
                                                                                   ========           ========          ==========
  Income taxes paid                                                                $  7,553           $    557          $      205
                                                                                   ========           ========          ==========

Supplemental disclosure of non-cash investing and financing activities:
Conversion of 7.25% subordinated debentures into common stock                      $  6,251           $     --          $       --
                                                                                   ========           ========          ==========
Equipment financed with long-term debt and capital leases                          $     --           $    840          $    1,808
                                                                                   ========           ========          ==========

                 See Notes to Consolidated Financial Statements

Note A - Summary of Significant Accounting Policies

         Description of Operations - The Company rents movable critical care and life support medical equipment, distributes disposable products, accessories and repair parts used with the types of equipment it rents and provides other services to its customers in the healthcare industry.

         Principles of consolidation - The consolidated financial statements include the accounts of MEDIQ Incorporated and its subsidiaries (the "Company"). Investments in companies owned 20% to 50% are accounted for under the equity method of accounting. Investments in discontinued operations are stated at the lower of cost or net realizable value. In consolidation, all significant intercompany transactions and balances have been eliminated.

         Inventories - Inventories, which consist primarily of disposable products and repair parts for rental equipment, are stated at the lower of cost (first-in, first-out method) or market.

         Property, plant and equipment - Rental equipment, machinery and equipment, buildings and improvements, and land are recorded at cost. Capital leases are recorded at the lower of fair market value or the present value of future lease payments. The Company provides straight-line depreciation and amortization over the estimated useful lives (rental equipment and machinery and equipment - 2 to 10 years and buildings and improvements - 10 to 25 years).

         Goodwill - The cost of acquired businesses in excess of net assets is amortized on a straight-line basis primarily over periods of 20 years. Accumulated amortization was $18.6 million and $15.3 million as of September 30, 1997 and 1996, respectively.

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

         Revenue recognition policy - The Company derives revenues from the following sources: rental - rental of moveable medical equipment; sales - sales of disposable products, repair parts and equipment; and other - logistical services, maintenance and reconditioning services and management consulting services.

         In fiscal 1997, the Company entered into several revenue-share arrangements with original equipment manufacturers ("OEM") whereby the Company rents moveable medical equipment and sells disposable products owned by the OEM to the Company's customers. Under such arrangements, the Company bills the customer and pays the OEM a fee based upon a percentage of the amount billed. Revenue share arrangements have allowed the Company to generate revenue without any additional capital investment. The Company bears the risk of loss relating to the equipment and collection of revenue. The revenue related to the rental of such OEM-owned equipment is included in rental revenue while the related fees are reflected in operating expenses. The revenue related to the sale of the OEM's disposable products is included in sales while the related fees are reflected in cost of goods sold.

         Rental revenue is recognized in accordance with the terms of the related rental agreement and the usage of the related rental equipment. Revenues from other operating activities are recognized as services are rendered, as income is earned or as products are shipped.

         Subsidiary and unconsolidated affiliate stock transactions - Gains (losses) resulting from the issuance or repurchase of stock by subsidiaries and unconsolidated affiliates are recognized by the Company as equity participation, a component of Other Expense-net, in the Consolidated Statements of Operations.

         Earnings (loss) per share - Primary net earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon conversion of the Company's convertible preferred stock and exercise of outstanding stock options. Fully diluted earnings per share are not disclosed because the calculation results in dilution of less than 3%.

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

Note B - Dispositions

         During fiscal 1997 the Company completed its previously announced strategy of divesting substantially all operating assets other than MEDIQ/PRN Life Support Services, Inc. ("MEDIQ/PRN") and MEDIQ Management Services, Inc. and using the proceeds thereof to reduce indebtedness.

         In November 1997, the Company sold to InnoServ Technologies ("InnoServ") all of the 2,026,483 shares of InnoServ common stock owned by it, together with a warrant to acquire additional shares of InnoServ common stock. Under the terms of the agreement, no cash payment was made by InnoServ. However, the parties agreed to terminate a non-compete covenant relating to maintenance and repair services. In addition, in the event of a change of control of InnoServ before September 30, 1998, the Company will be entitled to certain payments from the acquiring party as if it had continued to own the shares. Accordingly, the Company has recorded a reserve of $5 million before taxes ($1.3 million after taxes) as a component of Income from Discontinued Operations in the Company's Consolidated Statement of Operations. The Company had acquired the InnoServ shares and warrant in connection with its 1994 sale of MEDIQ Equipment and Maintenance Services, Inc.

         On May 7, 1997, the Company sold the stock of Health Examinetics, Inc. to the management of Health Examinetics for approximately $1.7 million, consisting of $.1 million in cash and an interest-bearing promissory note in the amount of $1.6 million. The promissory note bears interest at 7% per annum and matures in April 2003. Interest only is due on the note for the first eighteen months. Quarterly principal and interest payments commence on January 1, 1999. The sale resulted in an after-tax charge of $1 million, or $.04 per share in addition to the estimated net loss on the disposal recorded in fiscal 1996. The charge is reflected as a component of Income from Discontinued Operations in the Company's Consolidated Statement of Operations.

         On December 31, 1996 the Company sold to NutraMax Products, Inc. ("NutraMax") all of the 4,037,258 shares of NutraMax common stock owned by the Company at a price of $9.00 per share. Under the terms of the agreement, the Company received from NutraMax $19.9 million in cash and an interest-bearing promissory note (the "note") in the amount of $16.4 million. The note is payable when NutraMax shares owned by the Company, which currently are held in escrow in support of the Company's 7.50% Exchangeable Subordinated Debentures ("7.50% debentures"), are released from that escrow. The NutraMax shares are to be released from escrow upon the purchase or redemption of the 7.50% debentures. In the event the 7.50% debentures are exchanged into shares of NutraMax, the note receivable will be reduced on a pro rata basis. The note does not bear a market rate of interest for its full term. Accordingly, the Company discounted the note to $13.6 million and recognized an after-tax gain of $4.8 million.

         From January through September 1997, the Company repurchased $17.8 million of the 7.50% debentures in the open market and a private transaction (See Note H) which resulted in the release of 1,161,961 shares of NutraMax common stock from escrow. The shares were delivered to NutraMax resulting in cash payments on the Note aggregating $10.5 million and the realization of a $1.8 million pretax gain as a result of the recognition of a portion of the discount on the note. The gain is reflected in Other Expense-net on the Company's Consolidated Statement of Operations. At September 30, 1997, the balance of the note receivable was $4.8 million, net of a discount of $1.1 million. The cash proceeds from these transactions were used to reduce debt.

         In November 1996, the Company sold substantially all of the assets of MEDIQ Mobile X-Ray Services, Inc. ("Mobile X-Ray") to Symphony Diagnostics, Inc., a subsidiary of Integrated Health Services, Inc. ("IHS") for $5.3 million in cash and shares of IHS common stock with a value of $5.2 million at the closing with the possibility of the Company receiving additional cash consideration based upon the occurrence of certain future events. In July 1997, the Company sold the IHS shares at an amount which approximated its carrying value. Also, in fiscal 1997 the Company received approximately $1.1 million in additional cash consideration.

         On October 11, 1996, PCI Services, Inc. ("PCI"), was acquired by Cardinal Health, Inc. ("Cardinal"). In that transaction, the Company received 1,449,000 shares (adjusted for stock split) of Cardinal stock in exchange for its 46% ownership interest in PCI. The Company recognized an after-tax gain of $32.6 million on this transaction as a component of Income from Discontinued Operations in the Company's Consolidated Statement of Operations. The Company sold its Cardinal shares in January 1997 for $88.4 million and used the proceeds to reduce debt.

         In September 1996, the Company sold its common stock investment in HealthQuest to management for approximately $75,000 which approximated its carrying value.

         In August 1995, the Company sold the assets of MEDIQ Imaging Services, Inc., to NMC Diagnostic Services Inc., a division of W.R. Grace & Co., for approximately $17 million in cash, and the assumption of $9.7 million of debt.

         In June 1995, the Company sold Medifac, Inc., and related assets to the management of Medifac for approximately $11 million, consisting of $6 million in cash and $5 million in notes, and the assumption of $26.9 million of non-recourse debt.

         Revenues from discontinued operations (excluding equity investees) were $6.6 million, $36.8 million and $78.4 million in 1997, 1996 and 1995 respectively.

Note C - Restructuring Charge

         In the first quarter of fiscal 1996, the Company recorded a restructuring charge of $2.2 million for employee severance costs incurred in connection with a plan approved by the Board of Directors to downsize corporate functions and consolidate certain activities with the operations of MEDIQ/PRN. The plan resulted in the termination of 29 employees in fiscal 1996. The Company paid approximately $1.5 million of severance benefits through September 30, 1997 with the balance of the restructuring obligation due over the next two fiscal years.

Note D - Universal Hospital Services, Inc.

         In February 1997, the Company entered into a definitive agreement with Universal Hospital Services, Inc. ("UHS") to acquire the outstanding shares of UHS for $17.50 per share. Including the assumption of debt, the total purchase price would have been $138 million. In April 1997, the shareholders of UHS approved the acquisition subject to federal regulatory approval pursuant to the Hart-Scott-Rodino Antitrust Improvements Act. In July 1997, the Company and UHS were informed by the Federal Trade Commission ("FTC") that it had authorized its staff to take legal action to block the proposed transaction, and subsequently the FTC filed a motion for a preliminary injunction to block the transaction. In September 1997, facing the likelihood of a protracted administrative proceeding before the FTC, the uncertainty of the outcome and the costs associated with continuing to defend against the efforts of the FTC to prevent the merger, the Company and UHS mutually terminated the proposed acquisition. The Company wrote-off $4 million ($2.4 million net of taxes, or $.09 per share) of deferred acquisition and financing costs related to the proposed acquisition which is included in Other Expense-net in the Company's Consolidated Statement of Operations.

Note E - Acquisition

         On September 18, 1997, the Company's wholly-owned subsidiary, MEDIQ/PRN, acquired the remaining 50% interest in its SpectraCair Joint Venture ("SpectraCair") from a subsidiary of Huntleigh Healthcare ("Huntleigh") for $1.9 million in cash and the assumption of Huntleigh's portion of the outstanding debt of SpectraCair. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair market values at the date of the acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill and is being amortized over twenty years.


Note F- Property, Plant and Equipment
                                                       September 30,
                                            ----------------------------------
                                              1997                      1996
                                            --------                  --------
                                                      (in thousands)
Rental equipment                            $229,095                  $211,948
Equipment and fixtures                        12,787                    11,460
Building and improvements                      7,589                     7,486
Land                                             149                       149
                                            --------                  --------
                                             249,620                   231,043
Less accumulated depreciation
  and amortization                          (136,031)                 (108,337)
                                            --------                  --------
                                            $113,589                  $122,706
                                            ========                  ========


Depreciation and amortization expense related to property, plant and equipment was $26.5 million, $26.3 million and $26.1 million in 1997, 1996 and 1995, respectively.


 Note G - Accrued Expenses
                                                       September 30,
                                             ----------------------------------
                                               1997                      1996
                                             --------                  --------
                                                       (in thousands)
Interest                                     $  2,135                  $  5,360
Payroll and related taxes                       3,588                     3,756
Severance                                       2,431                     2,971
Government investigations                       4,200                     6,000
Insurance                                       1,960                     1,632
Pension                                         1,961                     2,188
Other                                           6,457                     5,822
                                             --------                  --------
                                             $ 22,732                  $ 27,729
                                             ========                  ========

Note H - Long-Term Debt

Senior debt consisted of the following:


                                                                                     September 30,
                                                                            --------------------------------
                                                                              1997                   1996
                                                                            --------               ---------
                                                                                     (in thousands)
Term loans                                                                  $128,933               $  27,448
Revolving credit facilities                                                    3,500                      --
Capital lease obligations payable in varying installments
    through 1999 at fixed rates from  9.1% to 13.6%                            3,346                   6,204
Senior secured notes due 1999                                                     --                 100,000
Lines of credit                                                                   --                  26,030
7.25% convertible subordinated debentures due 2006                                --                  22,500
10% subordinated notes due 2004                                                   --                   8,799
10% subordinated notes due 1999                                                   --                  10,000
                                                                            --------               ---------
                                                                             135,779                 200,981
Less current portion                                                           7,648                   8,520
                                                                            --------               ---------

                                                                            $128,131               $ 192,461
                                                                            ========               =========


Subordinated debt consisted of the following:

                                                                                     September 30,
                                                                            --------------------------------
                                                                              1997                   1996
                                                                            --------               ---------
                                                                                    (in thousands)
Corporate debt:
  7.50% exchangeable subordinated debentures due 2003                       $ 10,055               $  34,500
  7.25% convertible subordinated debentures due 2006                              --                   6,729
                                                                            --------               ---------
                                                                            $ 10,055               $  41,229
                                                                            ========               =========


         On October 1, 1996, the Company, together with MEDIQ/PRN entered into a $260 million Credit Agreement with a group of lenders led by Banque Nationale de Paris as Administrative Agent and NationsBank, N.A. as the Documentation Agent (the "Credit Agreement"). The Credit Agreement provides for four separate loans, a Term A loan ($35 million), a Term B loan ($100 million), an Acquisition Revolver ($100 million) and a Working Capital Revolver ($25 million). The amounts available under the Credit Agreement allowed the Company to refinance substantially all of its existing senior debt, its outstanding lines of credit, all of MEDIQ/PRN's subordinated debt, and MEDIQ/PRN's $100 million 11 1/8% Senior Secured Notes due 1999. Accordingly, the Company reflected the outstanding balances of its lines of credit, certain subordinated debt and Senior Secured Notes as long-term senior debt on its Consolidated Balance Sheet at September 30, 1996.

         In January 1997, the Credit Agreement was amended to increase certain components of the facility by $50 million, subject to approval of the proposed acquisition of UHS pursuant to the Hart-Scott-Rodino Antitrust Improvements Act and by UHS' stockholders. This amendment was terminated in conjunction with the termination of the proposed acquisition of UHS in September 1997. In November 1997, the Acquisition Revolver was reduced to $25 million.

         Borrowings under the Credit Agreement bear interest at either the prime rate plus a factor or at a Eurodollar rate plus a factor. The factor may change quarterly based upon the Company's leverage ratio, as defined in the Credit Agreement. The Company's interest rate on the Term A loan, the Acquisition Revolver and the Working Capital Revolver is prime (8.50% at September 30, 1997) plus .5% or Eurodollar (6.0625% at September 30, 1997) plus 2.0% and the interest rate on the Term B loan is prime plus 1.25% or Eurodollar plus 2.75%. During fiscal 1997, the weighted average interest rates were as follows: (i) Term A loan - 8.45%, Acquisition Revolver - 8.56%,

(iii) Working Capital Revolver - 9.15%, and (iv) Term B loan - 9.00%. The loans are collateralized by substantially all of the assets of the Company. The proceeds from the sales of PCI, NutraMax, Mobile X-Ray and Health Examinetics were utilized to repay outstanding advances under the Acquisition Revolver upon receipt.

         The Term A loan is payable in quarterly installments of $1.2 million from December 31, 1996 through September 30, 2001 and in quarterly installments of $2.7 million from December 31, 2001 through September 30, 2002. The Term B loan is payable in quarterly installments of $250,000 from December 31, 1996 through September 30, 2002, quarterly installments of $8.5 million in fiscal 2003 and quarterly installments of $15 million in fiscal 2004. The Company can borrow and repay under the Acquisition Revolver until March 31, 1998 in accordance with the Credit Agreement. On March 31, 1998, the Acquisition Revolver converts to a term loan which will be repaid in quarterly installments beginning on June 30, 1998. The first two installments will be at 5.0% of the converted balance and all remaining quarterly payments will be at 5.625% of the converted balance. The Working Capital Revolver terminates on September 30, 2002 at which time all outstanding balances are due.

         The Credit Agreement requires the Company to maintain certain financial ratios and imposes certain other financial limitations. The terms of the Company's Credit Agreement precluded the payment of cash dividends until October 1, 1997. The Company does not intend to pay any dividends in the foreseeable future.

         As a result of the refinancing, the Company recognized an extraordinary charge of $13 million ($7.7 million net of taxes) resulting from the write-off of deferred charges and premiums incurred related principally to the tender offer to purchase the $100 million 11 1/8% Senior Secured Notes due 1999, and a non-recurring charge of $11 million for the repurchase of a warrant to purchase 10% of the capital stock of MEDIQ/PRN issued in connection with financing the Kinetic Concepts, Inc. acquisition. The non-recurring charge is reflected as equity participation, a component of Other Expense-net, in the Company's Consolidated Statement of Operations.

         The 7.50% debentures are exchangeable into shares of NutraMax common stock owned by the Company, at an equivalent of $15.30 per share, and are redeemable in whole or in part at the option of the Company. The NutraMax shares are also held in escrow under the terms of an agreement of sale, as discussed in Note B. Interest is payable semi-annually on January 15 and July 15. In fiscal 1997, the Company repurchased $24.4 million of the 7.50% debentures in the open market at a discount. The Company recognized an extraordinary loss in connection with the repurchase of the 7.50% debentures and write-offs of related deferred charges in the aggregate amount of $26,000 net of taxes.

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

         Maturities of long-term debt giving effect to the refinancing described above are as follows:


Year Ending September 30,                                     Subordinated
                                            Senior           (in thousands)                 Total
                                           --------          --------------               --------
1998                                       $  7,648             $      --                 $  7,648
1999                                          7,148                    --                    7,148
2000                                          5,914                    --                    5,914
2001                                          5,788                    --                    5,788
2002                                         15,475                    --                   15,475
Thereafter                                   93,806                10,055                  103,861
                                           --------             ---------                 --------
                                           $135,779             $  10,055                 $145,834
                                           ========             =========                 ========

Note I - Financial Instruments

         The Company utilizes interest rate swap contracts ("swap contracts") to manage interest rate exposure. The principal objective of such contracts is to minimize the risks and/or costs associated with financial activities. The Company does not utilize swap contracts for trading or other speculative purposes. The counterparties to these contractual agreements are a diverse group of major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties.

         Interest Rate Instruments: The Company enters into interest rate swap and interest rate collar contracts to reduce the impact of changes in interest rates on its floating rate debt. The swap contracts exchange floating rate for fixed interest payments periodically over the life of the contracts without the exchange of the underlying notional amounts. The notional amounts of swap contracts are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. For swap contracts that effectively hedge interest rate exposures, the net cash amounts paid or received on the contract are accrued and recognized as an adjustment to interest expense.

         As of September 30, 1997, the Company had the following interest rate instruments in effect (notional amounts in thousands; the swap and collar rates are based on 3-month LIBOR):


                                                                1997
                                            ------------------------------------------------
                                            Notional           Strike
                                             Amount             Rate               Period
                                            --------           ------           ------------
Interest rate swap                          $ 50,000            6.26%           10/97 - 1/98

Interest rate collar:                         50,000            7.43%           10/97 - 1/98
                                              50,000            5.25%           10/97 - 1/98


Note J - Commitments and Contingencies

Leases - The Company leases certain equipment, automobiles and office space. The future minimum lease payments under noncancelable operating leases and capital leases are as follows:

                                                              Capital           Operating
Year Ending September 30,                                      Leases             Leases
-------------------------                                     --------          ---------
                                                                    (in thousands)
1998                                                          $  2,104          $  4,249
1999                                                             1,499             2,627
2000                                                               128             1,870
2001                                                                --               831
2002 and thereafter                                                 --               342
                                                              --------          --------
Total minimum lease payments                                     3,731          $  9,919
                                                                                ========
Amount representing interest                                       385
                                                              --------
Present value of minimum lease payments                       $  3,346
                                                              ========


         Total rent expense under operating leases was $5.6 million, $5.2 million and $5.4 million in 1997, 1996 and 1995, respectively. Certain leases, which are for terms of up to 5 years, contain options to renew for additional periods.

         At September 30, 1997, rental equipment and machinery and equipment included assets under capitalized lease obligations of $11.5 million, less accumulated amortization of $4.3 million.

         Purchase Commitments - Pursuant to a Distribution Agreement and several purchase agreements with vendors, MEDIQ/PRN has agreed to purchase approximately $31 million of certain products in the next two fiscal years. The Company purchased $1.2 million, $5.9 million and $2.4 million under purchase commitment agreements in 1997, 1996 and 1995, respectively.

         Employment Agreements - The Company maintains employment agreements with two of its Executive Officers and certain officers and employees of its subsidiaries. Such agreements, which automatically renew each year unless terminated as described in the agreement, provide for minimum salary levels, adjusted annually in accordance with Company policy, as well as for incentive bonuses that are payable if specified management goals are attained. A majority of the employment agreements contain provisions for severance payments unless the individual is terminated for cause or resigns. As of September 30, 1997, the aggregate minimum commitment under these employment agreements, excluding bonuses, was approximately $6,000,000. In addition, the agreements provide for special bonuses to be paid to the Executive Officers, as well as the former Chief Financial Officer, if a Sale Transaction were to occur (as defined in the agreement). The special bonuses are based on the aggregate value of any future transaction, and accordingly cannot be determined at this time.

Investigations and Legal Proceedings - MEDIQ Imaging, the assets of which were sold by the Company in August 1995, was the subject of a civil investigation by the United States Attorney's Office for the District of New Jersey and the Department of Health and Human Services. The investigation focused on advice given by certain MEDIQ Imaging employees to physician customers of MEDIQ Imaging relating to the reassignment of certain Medicare claims. The Company and MEDIQ Imaging voluntarily reported the issue to the U.S. Government in January 1995 after learning that the advice given by the employees may have been inconsistent with the regulations relating to reassignment. The Company and MEDIQ Imaging cooperated in the investigation and denied any wrongdoing. In December 1997, desiring to avoid the delay, expense, and uncertainty of protracted litigation, the Company reached a settlement with the U.S. Government for $4.2 million, which was fully reserved as of September 30, 1997. The settlement represents the repayment of alleged excess Medicare reimbursements.

         In February 1997, the Company was sued in the Superior Court of New Jersey by its former wholly-owned subsidiary, MHM Services, Inc. ("MHM"; formerly Mental Health Management, Inc.). The suit challenged the validity of a note receivable the Company and MHM entered into upon the spin-off of MHM to MEDIQ's shareholders in August 1993. In addition, beginning in February 1997, MHM stopped making the required monthly installments on the note, and therefore, the Company gave notice to MHM of its default on the note and declared all sums outstanding under the note to be immediately due and payable. In September 1997, as a result of continued deterioration in MHM's financial condition, the Company recorded a reserve for the remaining balance of the note receivable, which had been partially reserved in 1996, and accrued interest on the note receivable. In October 1997, the Company filed a motion for summary judgment against MHM. In November 1997, the Court granted summary judgment in favor of the Company and against MHM on all counts. Specifically, the Court ruled that the note receivable was valid and enforceable. The Court also rejected MHM's request for a stay pending appeal. MHM has filed a Motion for Reconsideration which is currently pending.

         Mobile X-Ray, the assets of which the Company sold in November 1996, was the subject of an investigation by the Wage and Hour Division of the United States Department of Labor (the "DOL"). The DOL had indicated that it believed that the practice of treating technologists as exempt professionals was incorrect. The Company maintained that the practice of treating x-ray technologists as exempt was correct and proper. In May 1997, the Company reached a settlement with the DOL which required the Company to pay certain Mobile X-Ray employees back wages aggregating $213,000 including legal fees. The back wages were paid in September 1997.

         On June 12, 1996, the Company, ATS Medical Services, Inc. ("ATS") and Mobile X-Ray were sued in the United States District Court for the Middle District of Pennsylvania by Gerard and Sharon Callie, who are both former employees of ATS. The lawsuit alleges that the Callies were wrongfully terminated and asserts claims pursuant to the whistleblower provisions of the False Claims Act and the

Pennsylvania Wage Payment and Collection Law. The plaintiffs made a demand for damages totaling nearly $800,000. The Company believes it has no liability and intends to vigorously defend this case. Trial has been scheduled for February 1998.

         In addition, the Company has pending several legal claims incurred in the normal course of business, which in the opinion of management, will not have material effect on the consolidated financial statements.

Note K - Fair Value of Financial Instruments

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

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         Accounts receivable and accounts payable - The carrying amounts of these items are an estimate of their fair values at September 30, 1997.

         Long-term debt (excluding capital lease obligations) - The fair value of the Company's publicly-traded debt is based on quoted market prices. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available. The carrying amount and estimated fair value of long-term debt are $145.8 million and $146.2 million, respectively.

         Interest Rate Instruments - The fair values are the estimated amounts that the Company would receive or pay to terminate the agreements at September 30, 1997, taking into account current interest rates and the current creditworthiness of the counterparties. At September 30, 1997, the notional amounts were $100 million, the carrying value was $61,000 and the fair value was $304,000, which represents the cost to settle these instruments.

The fair value estimates presented herein are based on information available to management as of September 30, 1997, and have not been comprehensively revalued for purposes of these financial statements since that date. Current estimates of fair value may differ significantly from the amounts presented herein.

Note L  - Common and Preferred Stock

Series A preferred stock is convertible on a one-for-one basis into shares of common stock, votes generally with the common stock as a single class, and in all such votes, has ten votes per share. The preferred stock participates in cash dividends at a rate equal to 60% of the amount paid on the common stock and has a $.50 per share preference in the event of dissolution or liquidation.

Note M - Income Taxes

Income tax expense (benefit) relating to continuing operations consisted of the following:

                                                                                Year Ended September 30,
                                                                       ------------------------------------------
                                                                          1997            1996              1995
                                                                       ---------        -------           -------
                                                                                    (in thousands)
     Current:
          Federal                                                      $(24,397)        $    --           $    --
          State                                                              51             272               122
                                                                       --------         -------           -------
                                                                        (24,346)            272               122
                                                                       --------         -------           -------

     Deferred:
          Federal                                                        29,641            (810)           (1,432)
          State                                                            (161)            160               998
                                                                       --------         -------           -------
                                                                         29,480            (650)             (434)
                                                                       --------         -------           -------

     Total income tax expense (benefit)                                $  5,134         $  (378)          $  (312)
                                                                       ========         =======           =======


The differences between the Company's income tax expense (benefit) and the income tax expense (benefit) computed using the U.S. federal income tax rate were as follows:

                                                                                 Year Ended September 30,
                                                                       -------------------------------------------
                                                                         1997             1996              1995
                                                                       --------         --------          --------
                                                                                    (in thousands)

     Statutory federal tax expense (benefit)                           $   984          $(2,229)          $(1,244)
     State income taxes, net of federal income taxes                       (72)           1,201               739
     Goodwill amortization                                                 350              368               344
     Equity Participation - PRN warrants                                 3,756              213                --
     Other items - net                                                     116               69              (151)
                                                                       -------          -------           -------
     Income tax expense (benefit)                                      $ 5,134          $  (378)          $  (312)
                                                                       =======          =======           =======


Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                                            September 30,
                                                                       ------------------------
                                                                         1997            1996
                                                                       -------          -------
     Liabilities:                                                           (in thousands)
       Depreciation                                                    $28,004          $30,105
       Intangible assets                                                 2,050           13,887
       Accrued Expenses                                                  4,510            4,720
       Prepaid Expenses                                                    117               76
       Other                                                               768              674
                                                                       -------          -------
          Gross deferred tax liabilities                                35,449           49,462
     Assets:
       Net operating and capital loss carry forwards                     4,894           29,478
       Tax credit carry forwards                                         1,997            5,878
       Accrued expenses and reserves                                     6,972            8,721
       Intangible assets                                                   364              231
       Other                                                             4,905            3,504
                                                                       -------          -------
          Gross deferred tax assets                                     19,132           47,812
       Valuation allowance                                              (4,894)          (3,157)
                                                                       -------          -------
                                                                        14,238           44,655
                                                                       -------          -------
     Net deferred tax liability                                        $21,211          $ 4,807
                                                                       =======          =======

During fiscal 1997, the Company utilized $49.7 million of net operating loss carry forwards and $25.5 million of capital loss carry forwards. At September 30, 1997, for income tax purposes, the Company had alternative minimum tax credit carry forwards of approximately $1.6 million. State net operating loss carry forwards were $81.6 million, expire through 2010, and are fully reserved in the valuation allowance. The Company also had a carry forward of Investment Tax Credit and Rehabilitation Tax Credit of $219,000 expiring through 2003.

Note N - Related Party Transactions

In connection with the spin-off of MHM in fiscal 1993, MHM was obligated to the Company pursuant to a promissory note with MHM in the original amount of $11.5 million due in August 1998. The note bears interest at the prime rate plus 1.5% with interest payments only through fiscal 1995. Principal and interest payments commenced October 1, 1996. The Company recorded interest income related to the MHM note of $1 million, $1.1 million and $1.2 million in 1997, 1996 and 1995, respectively. As a result of the continued deterioration in MHM's financial condition, the Company established reserves of $5.5 million and $6 million on amounts due from MHM, including accrued interest, in fiscal 1997 and 1996 respectively.

In 1997, 1996 and 1995, the Company incurred legal fees of approximately $2.2 million, $657,000, and $700,000 respectively, to a law firm in which the Company's Chairman of the Board of Directors was a partner.

In 1997 and 1996, the Company incurred consulting fees of approximately $85,000 and $126,000 respectively to a law firm of which another member of the Board of Directors is a partner.

The Company derived revenues of $33,000, $175,000 and $340,000 in 1997, 1996 and 1995, respectively, pursuant to agreements to provide financial management, legal and risk management services to PCI, NutraMax, MHM and InnoServ.

Note O - Stock Option Plans

The Company maintains stock option plans (the "Plans") for the benefit of officers and key employees of the Company and its subsidiaries. Options granted vest over periods up to five years and are exercisable for periods up to ten years from the date of grant at a price which equals fair market value at the date of grant.

The Company accounts for the Plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced by $556,000 and $.02 per share, respectively, for fiscal 1997 and $129,000 and $.01 per share respectively, for fiscal 1996.

Because the SFAS 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The following summarizes all stock option transactions for the Company under the Plans from October 1, 1994 through September 30, 1997:

Note O - Stock Options Plans


                                   Fiscal 1997                    Fiscal 1996                     Fiscal 1995
                           --------------------------        -------------------------      -------------------------
                                            Weighted                         Weighted                        Weighted
                                            average                          average                          average
                                            exercise                         exercise                        exercise
                            Options           price          Options           price         Options           price
                           --------         ---------        -------         ---------      --------         --------
                            (000's)                          (000's)                         (000's)
Outstanding, beginning
   of year                  1,686           $ 3.89            1,111          $ 3.10           1,442           $ 3.13
Granted                       553             8.06            1,153            4.49              21             4.11
Exercised                     (37)            3.98             (575)           2.87             (60)            3.06
Canceled                     (160)            7.04               (3)           4.22            (292)            3.39
                            -----           ------           ------          ------           -----           ------

 Outstanding,
  end of year               2,042           $ 4.97            1,686          $ 3.89           1,111           $ 3.10
                            =====           ======           ======          ======           =====           ======

Exercisable,
  end of year                 893           $ 4.13              617          $ 3.43           1,111           $ 3.10
                            =====           ======           ======          ======           =====           ======

         The weighted average fair value of options granted during fiscal 1997 and 1996 was $2.1 million and $2.3 million respectively. The fair value of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in both fiscal 1997 and 1996: risk-free interest rates ranging from 5.48% to 6.43%, expected life of 7 years, expected volatility of 36% and dividend yield of 0%.


         Information relative to stock options outstanding as of September 30, 1997:

                                                 Options Outstanding                      Options Exercisable
                                             ----------------------------             ----------------------------
                                               Weighted
                                                average          Weighted                                 Weighted
                                               remaining          average                                  average
   Range of                                   contractual        exercise                                 exercise
exercise prices         Options              life in years         price              Options               price
---------------         -------              -------------       --------             -------             --------
                        (000's)                                                       (000's)

$2.73 - $3.49             395                   1.36               $3.06                395                 $3.06
$4.00 - $5.3125         1,208                   7.64                4.47                410                  4.33
$8.06 - $8.13             439                   9.75                8.06                 88                  8.06
                        -----                   ----               -----                ---                 -----
                        2,042                   6.60               $4.97                893                 $4.13
                        =====                   ====               =====                ===                 =====

         As of September 30, 1997, approximately 461,000 additional shares were available to be issued pursuant to the Plans.

Note P - Pension Plan

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

Net periodic pension expense is comprised of the following:

                                                                         Year ended September 30,
                                                              -------------------------------------------
                                                                1997              1996             1995
                                                              --------          --------         --------
                                                                              (in thousands)
Service cost - benefits earned during the period              $    451          $    609         $    785
Interest cost on projected benefit obligation                    1,158             1,066              929
Actual return on plan assets                                    (3,029)           (1,463)          (1,642)
Net amortization and deferrals                                   1,952               544              851
                                                              --------          --------         --------
Net periodic pension expense                                  $    532          $    756         $    923
                                                              ========          ========         ========

The following table presents the funded status of the Company's pension plan and the amounts reflected in the Consolidated Balance Sheets:

                                                                              September 30,
                                                                       -------------------------
                                                                         1997             1996
                                                                       --------         --------
                                                                             (in thousands)
Actuarial present value of benefit obligations:
  Vested benefits                                                      $(15,116)        $(13,141)
                                                                       ========         ========
  Accumulated benefit obligation                                       $(15,857)        $(13,713)
                                                                       ========         ========

Projected benefit obligation                                           $(16,680)        $(14,539)
Plan assets at fair value                                                16,528           13,663
                                                                       --------         --------
Projected benefit obligation in excess of plan assets                      (152)            (876)
Unrecognized net gain                                                    (2,047)          (1,673)
Balance of unrecorded transition obligation                                 238              361
                                                                       --------         --------
Accrued pension liability                                              $ (1,961)        $ (2,188)
                                                                       ========         ========


The actuarial assumptions used in determining net periodic pension costs were:

                                                                         Year ended September 30,
                                                                  ---------------------------------------
                                                                  1997              1996             1995
                                                                  ----              ----             ----
Discount rate                                                     7.5%               8%                8%
Expected long-term return on plan assets                            8%               8%                8%
Weighted average rate of increase in
  compensation levels                                               5%               5%              4.5%


Note Q - Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data (in thousands except per share data) for 1997 and 1996 is as follows:

                                                       First            Second            Third            Fourth
1997                                                  Quarter           Quarter          Quarter           Quarter
----                                                 --------          --------         --------          --------
Revenues  (A)                                        $ 35,483          $ 42,566         $ 39,625          $ 38,286
Operating income  (A)                                   6,538            10,189            7,781             4,996
Income (loss) from continuing operations               (7,491)            6,357            2,561            (3,668) (C)
Income (loss) from discontinued operations             37,241 (B)           (66)          (1,092)           (1,142)
Extraordinary item                                     (6,464)             (462)             (76)           (1,035)
Net income (loss)                                      23,286             5,829            1,393            (5,845)

Earnings per share:
Income (loss) from continuing operations                 (.30)              .25              .10              (.14)
Income (loss) from discontinued operations               1.47                --             (.04)             (.04)
Extraordinary item                                       (.25)             (.02)              --              (.04)
Net income (loss)                                         .92               .23              .06              (.22)


                                                       First            Second            Third            Fourth
1996                                                  Quarter           Quarter          Quarter           Quarter
----                                                 --------          --------         --------          --------
Revenues  (A)                                        $ 32,093          $ 36,999         $ 34,386          $ 32,588
Operating income  (A)                                   2,912 (D)        10,161            6,899             5,474
Income (loss) from continuing operations               (2,370)            1,273              293            (5,374) (C)
Income (loss) from discontinued operations              1,002             1,542           (1,514)          (11,699) (E)
Extraordinary item                                      1,001                --              153               (11)
Net income (loss)                                        (367)            2,815           (1,068)          (17,084)

Earnings per share:
Income (loss) from continuing operations                 (.09)              .05              .01              (.22)
Income (loss) from discontinued operations                .04               .06             (.06)             (.47)
Extraordinary item                                        .04               --               .01                --
Net income (loss)                                        (.01)              .11             (.04)             (.69)


(A)  Reflects seasonal nature of MEDIQ/PRN's business.

(B)  Reflects gain on sales of PCI and NutraMax, net of taxes.

(C) Includes MHM reserves of $3.6 million in 1997 and $3.9 million in 1996, respectively, and the write-off of UHS deferred acquisition costs of $2.4 million, net of tax benefits.

(D) Includes non-recurring expenses of $2.2 million related to the r estructuring charge.

(E) Reflects adjustment of the Company's reserve for the disposal of discontinued operations.

Note R- Business Segment Data

The Company operates primarily in one business segment. The Company, through MEDIQ/PRN, rents movable medical equipment on a short-term basis nationwide and distributes a variety of disposable products, accessories and repair parts used with the types of equipment it rents. This segment represents more than 90% of the consolidated revenues, operating profit and assets exclusive of corporate assets.

Note S- New Accounting Pronouncements

         The Financial Accounting Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), which was adopted by the Company in fiscal year 1997 as required by the statement. The Company has elected to continue to measure such compensation expense using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS 123.
(See Note O)

         The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share," which will result in changes to the computation and presentation of earnings per share. The Company will be required to adopt this standard during its quarter ended December 31, 1997 with earlier adoption not permitted. At this time, the Company has determined that the adoption of this standard will not have a material impact on the Company's earnings per share.

         The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income," which will result in disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company is not required to adopt this standard until fiscal 1999. At this time, the Company has not determined the impact the adoption of this standard will have on the Company's financial statements.

         The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is not required to adopt this standard until fiscal 1999. At this time, the Company has not determined the impact the adoption of this standard will have on the Company's financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

Incorporated by Reference

                  The information called for by Item 10 "Directors and Executive Officers of the Registrant", Item 11 "Executive Compensation", Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

(a)(1)   Financial Statements and Supplementary Data

              Report of Independent Auditors                               22
              Consolidated Statement of Operations                         23
              Consolidated Balance Sheets                                  24
              Consolidated Statements of Stockholders' Equity              25
              Consolidated Statements of Cash Flows                        26
              Notes to Consolidated Financial Statements                  27-41

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

(b) The following report on Form 8-K was filed during the quarter ended September 30, 1997.


         Date of Earliest Event Requiring Report:   September 18, 1997
         Date of Filing:                            September 25, 1997
         Items Reported:                            Item 5
         Subject:                                   Termination of UHS acquisition.
                                                    Acquisition of remaining 50%
                                                      of SpectraCair

(c)      Exhibits


Exhibit           Description                                 Incorporation Reference
-------           -----------                                 -----------------------

2.1               Agreement and Plan of Merger                Exhibit 2.1 to Schedule 13D
                  among Cardinal Health, Inc.,                filed by Cardinal Health,
                  Panther Merger Corp., PCI Services,         Inc. July 29, 1996.
                  Inc. and MEDIQ dated July 23, 1996.

2.2               Amended and restated Stock Purchase         Exhibit 2(a) to Form 10-K Annual
                  Agreement among MEDIQ, MEDIQ Investment     Report filed by NutraMax Products,
                  Services, Inc. and NutraMax Products,       Inc. for the fiscal year ended
                  Inc. dated November 20, 1996                September 28, 1996.

2.3               Affiliate Letter to Cardinal Health,        Exhibit 4 to Current Report on Form 8-K
                  Inc. from MEDIQ dated August 16,            filed October 21, 1996.
                  1996.

2.4               Stock purchase agreement among MEDIQ,       Filed herewith.
                  MEDIQ Investment Services, Inc. and
                  InnoServ Technologies, Inc. dated
                  November 13, 1997.

2.5               Asset Purchase Agreement by and             Exhibit 2.5 to Annual Report on
                  among MEDIQ Mobile X-Ray Services,          Form 10-K filed on December 30, 1996.
                  Inc., MEDIQ and Symphony Diagnostic
                  Services No. 1, Inc. dated
                  November 6, 1996.

3.1               Certificate of Incorporation.               Exhibit 3.1 to Annual Report
                                                              on Form 10-K filed on
                                                              January 12, 1996.

3.2               By-Laws.                                    Exhibit 3.2 to Annual Report.
                                                              on Form 10-K filed on
                                                              January 12, 1996.

4.1               Credit Agreement among MEDIQ/PRN            Exhibit 4.1 to Annual Report on
                  Life Support Services, Inc., the            Form 10-K filed December 30, 1996.
                  Lender Parties party thereto, Banque
                  Nationale de Paris, as Administrative
                  Agent and as Initial Issuing Bank,
                  and NationsBank, N.A., as
                  Documentation Agent dated October 1, 1996.

4.1(a)            Amendment No. 1 to Credit Agreement         Filed herewith.
                  among  MEDIQ/PRN Life Support Services,
                  Inc., the Lender Parties party thereto,
                  Banque Nationale de Paris, as
                  Administrative Agent and as Initial
                  Issuing Bank, and NationsBank, N.A.,
                  as Documentation Agent dated
                  January 24, 1997.

4.1(b)            Amendment No. 2 to Credit Agreement         Filed herewith.
                  among MEDIQ/PRN Life Support Services
                  Inc., the Lender Parties party thereto,
                  Banque Nationale de Paris, as
                  Administrative Agent and as Initial
                  Issuing Bank, and NationsBank, N.A.,
                  as Documentation Agent dated
                  April 1, 1997.





Exhibit           Description                                   Incorporation Reference
-------           -----------                                   -----------------------

4.1(c)            Amendment No. 3 to Credit Agreement           Filed herewith.
                  among MEDIQ/PRN Life Support Services,
                  Inc., the Lender Parties party thereto,
                  Banque Nationale de Paris, as
                  Administrative Agent and as Initial
                  Issuing Bank, and NationsBank, N.A.,
                  as Documentation Agent dated
                  August 8, 1997.

4.1(d)            Amendment No. 4 to Credit Agreement           Filed herewith.
                  among MEDIQ/PRN Life Support Services,
                  Inc., the Lender Parties party thereto,
                  Banque Nationale de Paris, as
                  Administrative Agent and as Initial
                  Issuing Bank, and NationsBank, N.A.,
                  as Documentation Agent dated
                  September 17, 1997

4.2               Security Agreement among MEDIQ/PRN            Exhibit 4 to Schedule 13D
                  Life Support Services, Inc., the              filed October 11, 1996.
                  Banque Nationale de Paris, as
                  Administrative Agent and as Initial
                  Issuing Bank, and NationsBank, N.A.
                  as Documentation Agent dated
                  October 1, 1996

4.5               Indenture dated as of July 1, 1993            Exhibit 4.1 to S-2
                  between MEDIQ and First Union Bank,           Registration Statement
                  N.A. (formerly First Fidelity Bank,           No. 33-61724 originally filed
                  N.A.) for 7.50% Exchangeable                  on April 28, 1993, as amended.
                  Subordinated Debentures due 2003.

4.6               7.50% Exchangeable Subordinated               Exhibit 4.2 to S-2 Registration
                  Debentures due 2003                           Statement No. 33-61724 originally
                                                                filed on April 28, 1993 as amended

10.6              MEDIQ Executive Security Plan                 Exhibit 10.6 to Form 10-K
                                                                Annual Report filed on
                                                                January 12, 1996.

10.7(a)           1987 Stock Option Plan                        Exhibit 10.7 to Form 10-K
                                                                Annual Report filed on
                                                                January 12, 1996.

10.7(b)           Amendment to 1987 Stock Option                Exhibit 10.7(b) to Annual Report on
                                                                Form 10-K filed on December 30, 1996.

10.7(c)           1997 Stock Option Plan                        Filed herewith.
                  Plan.

10.8              Employment contract with Michael F.           Exhibit 10.8 to Form 10-K
                  Sandler dated as of June 26, 1995.            Annual Report filed on
                                                                January 12, 1996.


Exhibit           Description                                 Incorporation Reference
-------           -----------                                 -----------------------

10.8(a)           Amendment No. 1 to Employment               Filed herewith.
                  contract with Michael F. Sandler
                  dated as of April 30, 1997.

10.8(b)           Amendment No. 2 to Employment               Filed herewith.
                  contract with Michael F. Sandler
                  dated as of September 30, 1997.

10.8(c)           Amendment No. 3 to Employment               Filed herewith.
                  contract with Michael F. Sandler
                  dated as of September 30, 1997

10.9              Employment contract with Thomas E.          Exhibit 10.9 to Form 10-K
                  Carroll dated as of April 27, 1995.         Annual Report filed on
                                                              January 12, 1996

10.9(a)           Amendment No. 1 to Employment               Filed herewith.
                  contract with Thomas E. Carroll
                  dated  as of November 14, 1997.

10.10             Employment contract with Jay M.             Exhibit 10.10 to Form 10-K
                  Kaplan dated as of June 20, 1995.           Annual Report filed on
                                                              January 12, 1996.

11                Statement re computation of per share       Filed herewith.
                  earnings.

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

27                Financial Data Schedule                     Filed herewith.

                       MEDIQ INCORPORATED AND SUBSIDIARIES

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                 (in thousands)


---------------------------------------------------------------------------------------------------------------------------------

         COL. A                                   COL. B                      COL. C                   COL. D           COL. E
---------------------------------------------------------------------------------------------------------------------------------
                                                                             Additions

         Description                              Balance at        Charged to          (1)                             Balance at
                                                  Beginning         Costs and        Charged to           (2)           End of
                                                  of Period         Expenses         Other Accounts    Deductions       Period
---------------------------------------------------------------------------------------------------------------------------------
Year ended September 30, 1997:
         Allowance for doubtful accounts          $ 2,383           $ 3,234          $   478           $(2,018)         $ 4,077
                                                  =======           =======          =======           =======           ======

Year ended September 30, 1996:
         Allowance for doubtful accounts          $ 2,207           $ 1,237          $    --           $(1,061)         $ 2,383
                                                  =======           =======          =======           =======           ======

Year ended September 30, 1995:
         Allowance for doubtful accounts          $ 2,195           $   993          $    --           $  (981)         $ 2,207
                                                  =======           =======          =======           =======          =======


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

Dated:  December 23, 1997             MEDIQ Incorporated

                                          /s/Thomas E. Carroll
                                          --------------------------------------
                                      BY: Thomas E. Carroll
                                          President and
                                          Chief Executive Officer


                                          /s/Jay M. Kaplan
                                          --------------------------------------
                                      BY: Jay M. Kaplan
                                          Senior Vice President - Finance,
                                          Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


Signature                                    Title                           Date
---------                                    -----                           ----

/s/ Thomas E. Carroll              Director, Chief Executive           December 23, 1997
-------------------------          Officer and President
Thomas E. Carroll


/s/ Michael F. Sandler             Director                            December 23, 1997
--------------------------
Michael F. Sandler

                                   Director                            December 23, 1997
--------------------------
Sheldon M. Bonovitz

/s/ Mark S. Levitan                Director                            December 23, 1997
--------------------------
Mark S. Levitan

/s/ H. Scott Miller                Director                            December 23, 1997
---------------------------
H. Scott Miller

/s/ Michael J. Rotko               Chairman of the Board               December 23, 1997
--------------------------         and Director
Michael J. Rotko

/s/  Jacob Shipon                  Vice Chairman of the                December 23, 1997
----------------------------       Board and Director
Jacob Shipon