Form 10-K/A
period 1997-09-30
MEDIQ INC
filed 1998-01-28
CIK 350920

10-K/A
                     Amendment to Annual Report on Form 10-K

                                   FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 1997       Commission File No: 1-8147
                           ------------------                           ------

                               MEDIQ Incorporated

            Delaware                                          51-0219413
---------------------------------                      ------------------------
  (State or other jurisdiction                         (IRS Employer ID Number)
of incorporation or organization)


    One MEDIQ Plaza, Pennsauken, New Jersey (609) 662-3200             08110
-------------------------------------------------------------        ----------
(Address and telephone number of Principal Executive Offices)        (Zip Code)


Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
              Title of Each Class                         on which registered
---------------------------------------------------     -----------------------
          Common Stock, Par Value $1.00                 American Stock Exchange
     Series A Preferred Stock, Par Value $.50           American Stock Exchange
7.50% Exchangeable Subordinated Debentures due 2003     American Stock Exchange


Securities Registered pursuant to Section 12(g) of the Act: None
                                                            ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---


Indicate by check mark if disclosure of delinquent filers pursuant to rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ___


The number of shares outstanding of each of the registrant's classes of stock as of December 12, 1997:

         Class
------------------------
     Common Stock                                             19,368,326 Shares
Series A Preferred Stock                                       6,267,498 Shares

Documents Incorporated By Reference: None
                                     ----

     This Form 10-K/A is being filed for the sole purpose of adding Items 10, 11, 12 and 13, because the definitive proxy statement of MEDIQ Incorporated ("MEDIQ" or the "Company") with regard to its annual meeting of stockholders will not be filed within 120 days after the end of the Company's 1997 fiscal year.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth as of January 27, 1998, certain information concerning the directors and executive officers of the Company.


  Name and Offices                         Director
  with the Company                 Age       Since        Principal Occupation and Experience
  ----------------                 ---     --------       -----------------------------------
Michael J. Rotko                   59        1965         Special Counsel to the U.S. Senate
    Chairman of the                                       Investigation of the Persian Gulf War
    Board of Directors                                    Syndrome (since 1997); Partner, Drinker
                                                          Biddle & Reath LLP, a law firm (1993-1997);
                                                          formerly U.S. Attorney, Eastern District of
                                                          Pennsylvania (1993); previously First
                                                          Assistant U.S. Attorney, Eastern District of
                                                          Pennsylvania (1990-1993)

Jacob A. Shipon                    59        1981         Physician in private practice; formerly
    Vice Chairman of the                                  Director, Copelco Financial Services Group,
    Board of Directors                                    Inc.

Thomas E. Carroll                  54        1995         President and Chief Executive Officer (since
    President and Chief                                   1995); formerly President and Chief Operating
    Executive Officer                                     Officer of MEDIQ/PRN (1994-1995); formerly
                                                          Executive Vice President and Chief Operating
                                                          Officer of MEDIQ/PRN (1990-1994)

Michael F. Sandler                 52        1994         President and Chief Executive Officer of
    Director                                              Veritext LLC (court reporting service) (since
                                                          1997); formerly Senior Vice President,
                                                          Finance and Chief Financial Officer (1988-
                                                          1997) and Treasurer (1991-1997) of MEDIQ;
                                                          Director, InnoServ Technologies, Inc.
                                                          (medical equipment support services)

Sheldon M. Bonovitz                60        1995         Chairman and Partner, Duane, Morris &
    Director                                              Heckscher LLP, a law firm; Director of
                                                          Comcast Corporation (cable and cellular
                                                          technologies) and Surgical Laser
                                                          Technologies, Inc. (medical technologies)

Mark S. Levitan                    64        1981         Executive Director of the Foundation for
    Director                                              Ichthyosis and Related Skin Types; Chairman
                                                          of the Board of Directors of HOMECARE USA
                                                          (home medical equipment rentals); formerly
                                                          Vice President -- Consulting Division,
                                                          MedQuist Inc. (healthcare information ser-
                                                          vices); formerly Partner, Management Part-
                                                          ners, Inc. (healthcare consultants), which
                                                          was acquired in 1994 by MedQuist Inc.

H. Scott Miller                    48        1992         President, Strategic Advisors, Inc. (merchant
    Director                                              banking) (since 1994); formerly Manager,
                                                          Private Investor Group, Miller, Anderson &
                                                          Sherrerd (financial management services)
                                                          (1989-1993)


  Name and Offices                         Director
  with the Company                 Age       Since        Principal Occupation and Experience
  ----------------                 ---     --------       -----------------------------------
Other Executive Officer
-----------------------

Jay M. Kaplan                      49        n/a          Senior Vice President, Finance and Chief
    Senior Vice President,                                Financial Officer (since 1997); Senior Vice
    Finance and Chief                                     President and Chief Financial Officer of
    Financial Officer                                     MEDIQ/PRN (since 1992).


The Board of Directors and its Committees

     The Board of Directors held 23 meetings (including action by unanimous written consent) during the fiscal year ended September 30, 1997. The Board has six standing committees, the Executive Committee, the Compensation Committee, the Stock Option Committee, the Audit Committee, the Pension Plan Retirement Committee and the Nominating Committee. The Nominating Committee considers nominees recommended by stockholders in writing, addressed to the Secretary of the Company not later than 120 days in advance of the date the Company's proxy statement was released to stockholders for the previous year's annual meeting (approximately October 1 of each year) for consideration by stockholders at the next following annual meeting of stockholders. During fiscal 1997, all directors attended at least 75% of the total number of meetings of the Board of Directors and committees of the Board on which they served.

The Executive Committee. Messrs. Bonovitz, Carroll, Miller, Rotko and Sandler served as members of the Executive Committee during fiscal 1997. This committee, between meetings of the Board of Directors and while the Board of Directors is not in session, has the power to exercise all of the duties of the Board of Directors in the management of the business of the Company which is lawfully delegated to it by the Board of Directors. Although the members of this committee met frequently, there were no formal meetings of this committee during fiscal 1997.

The Compensation Committee. Messrs. Bonovitz, Carroll, Miller and Rotko served as members of the Compensation Committee during fiscal 1997. This committee reviews categories of compensation levels of the Company's employees and determines guidelines for future compensation, including incentive compensation. However, Mr. Carroll is not considered a member of the Compensation Committee as to any matter relating to his own compensation. This committee held one meeting during fiscal 1997.

The Stock Option Committee. During fiscal 1997, Messrs. Bonovitz, Miller, Rotko and Dr. Shipon served as members of the Stock Option Committee. This committee is authorized to grant options to officers and key employees of the Company pursuant to the Company's Stock Option Plan and otherwise. This committee held two meetings during fiscal 1997.

The Audit Committee. Messrs. Bonovitz, Levitan and Miller served as members of the Audit Committee during fiscal 1997. The primary responsibilities of this committee are to recommend annually the independent public accountants for appointment by the Board as auditors for the Company, review the scope of the audit made by the accountants, review the audit reports submitted by the accountants, conduct such other reviews as the committee deems appropriate and make reports and recommendations to the Board within the scope of its functions. This committee held one meeting during fiscal 1997.

The Nominating Committee. Messrs. Bonovitz, Miller, Rotko and Dr. Shipon served as members of the Nominating Committee during fiscal 1997. The primary responsibility of the Nominating Committee is to consider nominees for director recommended by stockholders. This committee held no meetings during fiscal 1997.

Compensation of Directors. The Chairman of the Board of Directors received an annual director's fee of $50,000 for his services in such capacity during fiscal 1997. The other directors who are not executive officers received an annual director's fee of $15,000 for their services in such capacity during fiscal 1997. Directors who are executive officers of the Company or of any of its subsidiaries receive no additional compensation for their service as directors. In addition, in fiscal 1997 the non-officer directors who served on the Executive Committee received an hourly stipend for performing services for the Company on board committees and additional services as requested by the Executive Committee. This amounted to $85,000 in the case of Mr. Bonovitz and $8,000 in the case of Mr. Miller.

Dr. Shipon is the brother-in-law of Mr. Rotko. Information concerning the Company's employment agreements with Messrs. Carroll, Kaplan and Sandler is included as part of the response to Item 11 hereof, and is incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, as well as persons beneficially owning more than 10% of the Company's shares of Common Stock and certain other persons (collectively, "Covered Persons") to file with the Securities and Exchange Commission and the American Stock Exchange, within specified time periods, initial reports of ownership, and subsequent reports of changes in ownership, of shares of Common Stock and certain other securities of the Company.

It has recently come to the attention of the Company that the conversion in February 1997 of the Company's 7.25% Convertible Debentures Due 2006 owned by a trust established by Bernard B. Rotko, M.D.,the Company's founder (the "Trust"), which holds in excess of 10% of the Company's Common Stock, was not reported to the Securities and Exchange Commission in a monthly Statement of Changes in Beneficial Ownership, as required under Section 16(a) of the Securities Exchange Act of 1934, as amended. The Trust's debentures were automatically converted into Common Stock upon the expiration of the Company's offer to repurchase all such debentures outstanding on February 21, 1997. This information is currently being filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION


Summary Compensation Table

     The following table sets forth certain information concerning the annual and long-term compensation paid or accrued for the Company's Chief Executive Officer and certain other of the Company's executive officers whose total annual salary and bonus exceeded $100,000 for services rendered to the Company and its subsidiaries during fiscal years 1997, 1996 and 1995.

                                                                                           Long Term
                                                                                          Compensation
                                                                                           Securities
                                                        Annual Compensation(1)             Underlying
                                                  ----------------------------------         Stock
Name and Principal Position                       Year     Salary ($)      Bonus ($)       Options(#)
---------------------------                       ----     ----------      ---------      -------------
Thomas E. Carroll                                 1997      350,000         192,000           50,000
   President and Chief                            1996      297,000         135,000          250,000
   Executive Officer                              1995      265,000         206,000               --

Michael F. Sandler (a)                            1997      250,000          88,000               --
   Senior Vice President -                        1996      250,000         100,000               --
   Finance, Treasurer & Chief                     1995      250,000         100,000               --
   Financial Officer

Jay M. Kaplan                                     1997      187,000          94,000           25,000
   Senior Vice President - Finance &              1996      177,000          70,000           85,000
   Chief Financial Officer                        1995      165,000          74,000               --

----------
(1) The Company has omitted in the Summary Compensation Table information concerning the value of perquisites and other personal benefits which, in the aggregate, do not exceed the lesser of $50,000 or 10% of the total salary and bonus reported for the named executive officers.

(a) Mr. Sandler resigned as an officer of the Company effective September 30, 1997.


                                             OPTION/SAR GRANTS IN FISCAL 1997
============================================================================================================================
                                      Individual Grants
---------------------------------------------------------------------------------------
                                         Percent of                                              Potential Realizable Value
                                           Total                                                           at
                        Number of       Options/SARs                                              Assumed Annual Rates of
                       Securities        Granted to                                              Stock Price: Appreciation
                       Underlying        Employees        Exercise or                                 for Option Term
                       Option/SARs       in Fiscal         Base Price       Expiration           --------------------------
         Name          Granted (#)          Year             ($/Sh)            Date               5% ($)           10% ($)
         (a)               (b)              (c)               (d)              (e)                 (f)               (g)
----------------------------------------------------------------------------------------------------------------------------
Thomas E. Carroll        50,000            9.04%              8.06            6/23/07            254,000           642,000
----------------------------------------------------------------------------------------------------------------------------
Michael F. Sandler         --                --                --                --                 --               --
----------------------------------------------------------------------------------------------------------------------------
Jay M. Kaplan            25,000            4.52%              8.06            6/23/07            127,000           321,000
============================================================================================================================



                                        AGGREGATED OPTION EXERCISES IN FISCAL 1997
                                           AND FISCAL YEAR-END OPTION/SAR VALUES

-------------------------------------------------------------------------------------------------------------------------------
                                                                              Number of Securities        Value of Unexercised
                                                                             Underlying Unexercised           In-the-Money
                                                                             Options/SARs at Fiscal          Options/SARs at
                                                                                    Year-End               Fiscal Year-End ($)
                         Shares Acquired on           Value Realized            (#) Exercisable/              Exercisable/
          Name              Exercise (#)                   ($)                 Unexercisable (1,2)           Unexercisable (3)
-------------------------------------------------------------------------------------------------------------------------------
Thomas E. Carroll (4)           --                         --                    150,000/158,000              603,000/483,000
-------------------------------------------------------------------------------------------------------------------------------
Michael F. Sandler              --                         --                       165,000/--                  879,000/--
-------------------------------------------------------------------------------------------------------------------------------
Jay M. Kaplan                   --                         --                     35,000/88,000               137,000/273,000
===============================================================================================================================

----------
(1) No stock options or SARs were exercised by the named executive officers in fiscal 1997.

(2)  Options are to acquire shares of the Company's Common Stock.

(3)  Based upon the closing prices at September 30, 1997.

(4)  At the Company's fiscal year end, SARs granted to Mr. Caroll had no value.


Retirement Plan

     The following table shows the estimated annual pension benefits payable upon retirement to participants of the Company's noncontributory defined benefit pension plan (the "Pension Plan") for various salary levels and years of service:

   Average Annual                       Estimated Annual Benefits
 Compensation During                  Payable at Age 65 for Various
   Plan Membership                      Years of Plan Membership
 -------------------     ----------------------------------------------------
                            10             20            30              40
                         -------        -------       -------         -------
      $500,000           $19,132        $37,342       $55,482         $64,722
       400,000            19,132         37,342        55,482          64,722
       300,000            19,132         37,342        55,482          64,722
       200,000            19,132         37,342        55,482          64,722
       100,000            12,132         23,342        34,482          40,222


     Average annual benefits are based upon the participant's annual compensation (including bonuses and similar special pay), as more fully defined in the Pension Plan, over the number of years of participation up to a maximum of 35 years. During fiscal 1997, the maximum amount of annual compensation which may be included for Pension Plan purposes was $150,000. The figures shown above apply under the Pension Plan as of September 30, 1997. Estimated annual benefits are determined in part by the average Social Security wage base during the 35 years ending in the year of Social Security Normal Retirement Age. The benefit amounts listed are not subject to any deduction for Social Security or other offset amounts. As a result of limitations imposed under Federal income tax law, the maximum annual benefit payable under the Pension Plan for the fiscal year ending September 30, 1997 is $120,000, although the amount will be actuarially adjusted in accordance with Federal income tax regulations if payments commence prior to or following the date that unreduced Social Security benefits become payable. As of September 30, 1997, Messrs. Carroll, Sandler and Kaplan had 9, 9 and 24 years of service credited, respectively, under the Pension Plan.

Employment Agreements

     In April 1995, the Company entered into an employment agreement with Mr. Carroll for an initial two-year term (and thereafter renewable from year to year), under which he agreed to serve as President and Chief Operating Officer of MEDIQ/PRN. Mr. Carroll was subsequently appointed as President and Chief Executive Officer of the Company. The agreement provided for a special bonus to be paid to Mr. Carroll upon the occurrence of a Sale Event (as defined in the agreement) equal to the sum of (i) .25% of the aggregate purchase price up to $375 million and (ii) 1.5% of any amount by which such aggregate purchase price exceeds $375 million (the "Transaction Bonus"). The agreement also provided, in the event that the Board of Directors decided to abandon a Sale Event (as defined in the agreement), for the grant to Mr. Carroll, in lieu of payment of the Transaction Bonus, of both (i) 10-year options to purchase 100,000 shares of Common Stock of the Company and (ii) stock appreciation rights in MEDIQ/PRN equal to 2% of the increase over specified periods, of the earnings of MEDIQ/PRN before interest, taxes, depreciation and amortization expense, as calculated pursuant to a formula contained in the agreement ("SAR Compensation"). In October 1995, following the Board of Directors' determination not to proceed with a Sale Event, the Company granted such Options to Mr. Carroll at an exercise price of $4.00, the market value of the Common Stock as of the date of grant, and issued to him the SAR Compensation.

     In November 1997, Mr. Carroll's employment agreement was amended to, among other things, extend Mr. Carroll's employment term to November 13, 1999 and extend his noncompetition obligations to two years following termination of his employment for any reason. The agreement, as amended, also provides for the payment of the Transaction Bonus upon the occurrence of a "Strategic Transaction" (as defined in the agreement) any time before June 30, 1998. Receipt of the Transaction Bonus would forfeit all of Mr. Carroll's rights to any SAR Compensation otherwise granted in the agreement. Pursuant to this agreement, Mr. Carroll receives an annual salary of $350,000, and an incentive bonus of up to 60% of his base salary based on the achievement of performance criteria approved by the Compensation Committee.

     In June 1995, the Company entered into a two-year employment agreement with Mr. Sandler (which replaced a prior agreement entered into in 1988). The agreement was amended in September 1997 (the "Amended Agreement") to effectuate Mr. Sandler's resignation, as of September 30, 1997, as an officer of the Company and as an officer and/or director of any of the Company's subsidiaries. Mr. Sandler remains a director and, until September 30, 1998, an employee, of the Company at his annual rate of salary in effect as of September 1, 1997, and has agreed to provide certain services during such period upon request. The Amended Agreement extends the period during which Mr. Sandler is entitled to a special bonus payable upon the occurrence of an Event of Sale (as defined therein) until September 30, 1998. The special bonus payable upon an Event of Sale would be equal to (i) $500,000 if the fair market value per share received by stockholders (the "Share Value") is $6.50 or greater, plus an additional $1,000 for each additional $.01 by which the Share Value exceeds $6.50 and (ii) $200,000 if the Share Value is less than $6.50, plus any additional bonus at the sole discretion of the Board of Directors.

     In June 1995, the Company entered into an eighteen-month employment agreement with Mr. Kaplan providing for a minimum salary of $165,000 and an incentive bonus based on the achievement of performance criteria approved by the Compensation Committee. Mr. Kaplan currently receives an annual salary of $185,000. This agreement automatically renews from year to year unless and until either party gives prior notice of an election to terminate at the end of the then-current term. The agreement also provides for a special bonus to be paid to Mr. Kaplan upon the sale of MEDIQ/PRN if such sale occurs during the term of the agreement. Mr. Kaplan's special bonus in the event of such a transaction would be equal to the sum of (i) .025% of the aggregate purchase price, up to $375 million, of MEDIQ/PRN as determined by such event plus (ii) .15% of any amount by which such aggregate purchase price exceeds $375 million.

     The employment agreements described above also include other provisions relating to benefits, confidentiality and other provisions customary in agreements of this nature. In addition, Mr. Carroll has agreed not to compete with the business of MEDIQ/PRN for one year following the termination of his employment under certain circumstances.

Compensation Committee Interlocks and Insider Participation


     Mr. Carroll, the Company's President and Chief Executive Officer, served on the Compensation Committee of the Board of Directors during fiscal year 1997, except that Mr. Carroll was not a member of the Compensation Committee as to any matter relating to his compensation.

Other

     Messrs. Miller and Sandler served as directors of MHM Services, Inc. ("MHM") until they resigned from such positions in January 1997. The Company is the payee under a certain note payable from MHM dated August 31, 1993, with an amount outstanding of $10,477,776 as of January 27, 1998, which bears interest at a rate of prime plus 1.5%, currently 10.0% (the "MHM Note"). In addition, MHM is indebted to the Company for approximately an additional $390,000 that is not represented by the MHM Note. MHM made payments to the Company with respect to principal and interest payments on this indebtedness as well as professional fees totaling $601,000 in 1997. The Rotko Trusts described above together own approximately 907,000 shares of the common stock of MHM. Certain other trusts established by Bernard B. Rotko for the benefit of certain grandchildren hold approximately an aggregate of 15,000 shares of the common stock of MHM.

     In February 1997, the Company was sued in the Superior Court of New Jersey by MHM. The suit challenged the validity of the Note. In addition, beginning in February 1997, MHM stopped making the required monthly installments on the MHM Note, and therefore, the Company gave notice to MHM of its default on the MHM Note and declared all sums outstanding under the MHM Note to be immediately due and payable. In September 1997, as a result of continued deterioration of MHM's financial condition, the Company recorded a reserve for the remaining balance of the MHM Note, which had been partially reserved in 1996, and accrued interest on the MHM Note. In October 1997, the Company filed a motion for summary judgment against MHM. In November 1997, the Court granted summary judgment in favor of the Company against MHM on all counts. Specifically, the Court ruled that the MHM Note was valid and enforceable. The Court also rejected MHM's request for a stay pending appeal. MHM has filed an appeal which is currently pending.


     Mr. Sandler served as a director of NutraMax Products, Inc. ("NutraMax") until he resigned from such position in December, 1996. In September 1996 the Company entered into an agreement with NutraMax pursuant to which NutraMax has agreed to repurchase all of the shares of NutraMax owned by the Company. In December

1996 NutraMax paid $19.9 million of the purchase price to the Company and gave to the Company its promissory note in the original principal amount of $16.4 million. As of September 30, 1997, the outstanding balance on the Note was $4.9 million. In addition, the Company received payments from NutraMax of $7,000 in 1997 for professional service fees.

     Messrs. Bonovitz and Miller served as directors of PCI Services, Inc. ("PCI") until they resigned from such positions in October 1996. In fiscal 1997, in connection with the acquisition of PCI by Cardinal Health,Inc.("Cardinal"), the Company's interest in PCI was converted into shares of common stock of Cardinal with a market value of approximately $79.2 million based on the closing price on October 11, 1996. The Company sold its Cardinal shares in January 1997 for approximately $88.4 million and used the proceeds to reduce debt. The Company received payments from PCI of $2,000 in 1997 for professional service fees.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth, as of January 27, 1998, the beneficial ownership of shares of the Company's Common Stock and Preferred Stock by:
(i) each person who is known by the Company to be the beneficial owner of more than 5% of the such shares; (ii) each director of the Company; (iii) each of the Company's executive officers named in the Summary Compensation Table (included elsewhere herein); and (iv) all directors and executive officers of the Company as a group. This information is based upon public filings and, in the case of the Company's officers and directors, information provided to the Company by such persons.

                                             Common Stock                             Preferred Stock
                                   ---------------------------------            ----------------------------
                                                           Percent                                 Percent
                                     Number                of Class               Number           of Class
    Name(1)(2)                     of Shares             Outstanding            of Shares        Outstanding
    ----------                     ---------             -----------            ---------        -----------
Michael J. Rotko(3)(4)             4,137,260                21.4%               4,145,793           66.2%
Jacob A. Shipon(3)(4)              4,091,565                21.1%               4,100,098           65.4%
Thomas E. Carroll(5)                 341,101                 1.7%
Michael F. Sandler(6)                186,617                 1.0%                      --             --
Sheldon M. Bonovitz                   34,100                   *                       --             --
H. Scott Miller(7)                    13,600                   *                    4,300              *
Mark S. Levitan                        5,150                   *                       --             --
Jay M. Kaplan(8)                     155,366                   *                       --             --
Bernard J. Korman                  2,009,422                10.4%                 801,030           12.8%
c/o Graduate Health
  System
22nd & Chestnut Streets
Philadelphia, PA  19103

All directors and                  5,326,095                26.7%               4,602,994           73.5%
  executive officers as
  a group (8 persons)

----------
* Less than one percent

(1) Unless otherwise indicated, beneficial ownership is based on sole voting and dispositive power with respect to the shares, and shares are held by the person listed or members of his or her family. Shares of Common Stock which the individual has the right to acquire, upon exercise of options and in certain other circumstances, are deemed to be outstanding and beneficially owned by the individual.

(2) Unless otherwise indicated, the address of each person listed in the table is c/o One MEDIQ Plaza, Pennsauken, NJ 08110-1460.

(3) Michael J. Rotko is the son of Bessie G. Rotko. Mrs. Rotko, who resigned as a director effective November 29, 1995, is the income beneficiary, during her lifetime, of certain trusts (the "Rotko Trusts") created by her late husband, Bernard B. Rotko, M.D., who was the founder of the Company. The Rotko Trusts collectively hold 3,638,664 shares of Common Stock and 3,647,197 shares of Preferred Stock, as to which Mrs. Rotko, Mr. Rotko, Judith M. Shipon, John Iskrant, Esq. and PNC Bank Corp. share voting and dispositive power as co-trustees. Mrs. Shipon is the wife of Jacob A. Shipon and the daughter of Mrs. Rotko and the late Dr. Rotko. The shares set forth in the above chart for Mr. Rotko include 7,308 shares of Common Stock and 7,308 shares of Preferred Stock, respectively, held as custodian for children. Mr. Rotko is also a co-trustee of four additional Trusts established by the late Dr. Rotko for the benefit of certain grandchildren of Dr. Rotko. Collectively, these four Trusts hold 49,941 shares of Common Stock and 49,941 shares of Preferred Stock. As a trustee of the Trusts described above (including the Rotko Trusts), Mr. Rotko may be deemed a beneficial owner of the shares owned by the Trusts, which consequently are included in the Stock Ownership Table.

(4) Dr. Shipon is the son-in-law of Mrs. Rotko. Includes 441,351 shares of Common Stock and 441,351 shares of Preferred Stock, respectively, which are owned by Mrs. Shipon, Dr. Shipon's spouse. Mrs. Shipon is a trustee of the Rotko Trusts described in footnote 3, and may be deemed a beneficial owner of the shares owned by the Rotko Trusts, which are included in Dr. Shipon's share ownership in the Stock Ownership Table. Mrs. Shipon is also a trustee of two additional trusts established by the late Dr. Rotko for the benefit of certain grandchildren. Collectively, the trusts for the benefit of certain grandchildren of Dr. Rotko of which Mrs. Shipon serves as co-trustee hold 9,900 shares of Common stock and 9,900 shares of Preferred Stock, which are included in Dr. Shipon's share ownership in the Stock Ownership Table. Dr. Shipon disclaims beneficial ownership of the shares held by his wife.

(5) Includes 7,375 shares of Common Stock owned by Mr. Carroll's spouse and children, and 307,500 shares of Common Stock which may be acquired upon exercise of stock options.

(6) Includes 165,000 shares of Common Stock which may be acquired upon exercise of stock options.

(7) H. Scott Miller provides financial advisory services to the Rotko Trusts described in footnote 3. Includes 1,600 shares of Preferred Stock held by the estate of Mr. Miller's mother.



(8) Includes 123,012 shares of Common Stock which may be acquired upon exercise of stock options.

Agreements with MQ Acquisition Corporation

     On January 15, 1998, the Company announced that, pursuant to the terms of a definitive agreement and plan of merger (the "Merger Agreement"), MQ Acquisition Corporation ("Acquiror"), a Delaware corporation formed by Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS"), has agreed to acquire MEDIQ in a transaction whereby Acquiror will be merged with and into MEDIQ, with MEDIQ surviving (the "Merger"). In the Merger, holders of MEDIQ's outstanding Common Stock and Preferred Stock will be entitled to receive in exchange for each share of Common Stock or Preferred Stock, as the case may be, $13.75 in cash and 0.075 shares of a newly created 13% Cumulative Compounding Preferred Stock (the "13% Senior Preferred Stock") of the Surviving Corporation. The 13% Senior Preferred Stock will have a liquidation preference of $10.00 per share. Including the assumption of debt, the total purchase price will be approximately $526 million.

     In connection with, and as a condition to entering into the Merger Agreement, Acquiror required that Bessie Rotko, Michael Rotko, Judith Shipon and a trust for the benefit of the Rotko family members (together, the "Rotko Entities") enter into an agreement pursuant to which they will receive a number of shares of the Common Stock of the Surviving Corporation equal to 10.98% of the total outstanding shares of Common Stock of the Surviving Corporation and 1,340,200 shares of the Series B Preferred Stock of the Surviving Corporation having the terms and conditions as set forth in Exhibit I to such Agreement, in exchange for 1,000,000 shares of Preferred Stock held by them. The transaction is subject to the approval by (i) holders of a majority of the outstanding Preferred Stock voting as a class and (ii) holders of a majority of the total voting power of the Preferred Stock and the Common Stock, voting together as a single class. The Rotko Entities have also been given the right, following the Merger, to have a representative named to MEDIQ's Board of Directors.

     The Rotko Entities also granted Acquiror an option, pursuant to the Stock Option Agreement, to purchase all of the MEDIQ Common Stock and Preferred Stock owned by them, representing a majority of the outstanding Preferred Stock and a majority of the outstanding total voting power of the Preferred Stock and the Common Stock, voting together as a single class. The option is exercisable upon the occurrence of certain events, as set forth in more detail in the Stock Option Agreement. The Rotko Entities also entered into Stockholder Agreements under which they have agreed to vote in favor of, and otherwise to support the Merger, subject to the limitations set forth therein.

     Members of MEDIQ's senior management, including Thomas E. Carroll, President and Chief Executive Officer, will remain in place after the Merger and will retain an equity interest in the surviving corporation.

     The transaction is intended to be treated as a recapitalization for financial reporting purposes. The Board of Directors of MEDIQ and a Special Committee thereof have unanimously approved the Merger Agreement. The Merger is subject to customary closing conditions in addition to MEDIQ shareholder approval, including Hart-Scott-Rodino review and funding of committed financing. BRS has received financing commitments for the transaction from Credit Suisse First Boston, NationsBank and Banque Nationale de Paris, which commitments are subject to customary conditions.

     An affiliate of BRS and related investors are committed to invest up to $98,600,000 in securities of the Acquiror, upon satisfaction of the conditions to Acquiror's obligations under the Merger Agreement, and BRS has provided MEDIQ with certain other financial assurances. MEDIQ may become obligated to pay Acquiror a break-up fee of $16,500,000, plus documented expenses up to a maximum of $5,000,000, under the circumstances set forth in the Merger Agreement.

     On January 15, 1998, a complaint, purporting to be a class action, was filed in Delaware Chancery Court, naming each of the MEDIQ directors as defendants and seeking to enjoin consummation of the Merger, or, in the alternative, compensatory damages. Plaintiff alleges generally that the directors have breached fiduciary duties to stockholders. MEDIQ believes that the allegations in the complaint are completely without merit and intends to vigorously defend this case.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Until February 1997, Michael J. Rotko was a partner in the law firm of Drinker Biddle & Reath LLP, which provided legal services to the Company during fiscal year 1997 and in prior years. The Company was not charged by Drinker Biddle & Reath for any of Mr. Rotko's time on Company matters.

     Sheldon M. Bonovitz is Chairman of and a partner in the law firm of Duane, Morris & Heckscher LLP, which provided legal services to the Company during fiscal 1997.

     The responses under Item 11, "Other," and Item 12, "Agreements with MQ Acquisition Corporation" are incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized, on January 28, 1998.


                                            MEDIQ Incorporated


                                            BY: /s/ Thomas E. Carroll
                                                -------------------------------