Form 10-Q
period 1997-12-31
MEDIQ INC
filed 1998-02-17
CIK 350920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 1997         Commission File Number: 1-8147



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

As of February 6, 1998, there were 19,369,826 shares of Common Stock, par value $1.00 per share and 6,265,998 shares of Preferred Stock, par value $.50 per share, outstanding.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                         Quarter Ended December 31, 1997

                                      INDEX

                                                                          Page
                                                                         Number


PART I.  FINANCIAL INFORMATION:

Item 1. Financial Statements.

          Condensed Consolidated Statements of Operations-
          Three Months Ended December 31, 1997 and 1996
          (Unaudited)                                                      4

          Condensed Consolidated Balance Sheets-
          December 31, 1997 (Unaudited) and
          September 30, 1997                                               5

          Condensed Consolidated Statements of Cash Flows-
          Three Months Ended December 31, 1997 and 1996
          (Unaudited)                                                      6

          Notes to Condensed Consolidated Financial
          Statements (Unaudited)                                         7-9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.                  10-12

Item 3. Quantitative and Qualitative Disclosures About Market Risk        13


PART II. OTHER INFORMATION:

Item 1. Legal Proceedings.                                                14

Item 6. Exhibits and Reports on Form 8-K.                               14-15

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                         Quarter Ended December 31, 1997






                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                 Three Months Ended
                                                                     December 31,
                                                                 1997           1996
                                                               --------       --------
Revenues:
  Rental                                                       $ 33,395       $ 29,117
  Sales                                                           6,694          3,727
  Other                                                           2,481          2,639
                                                               --------       --------
                                                                 42,570         35,483
Costs and Expenses:
  Cost of sales                                                   5,491          3,074
  Operating                                                      14,446         10,751
  Selling                                                         3,619          2,816
  General and administrative                                      4,871          4,937
  Depreciation and amortization                                   8,292          7,367
                                                               --------       --------
                                                                 36,719         28,945
                                                               --------       --------

Operating Income                                                  5,851          6,538

Other (Charges) Credits:
  Interest expense                                               (3,657)        (6,513)
  Equity participation - repurchase of MEDIQ/PRN warrants          --          (11,047)
  Market appreciation - Cardinal Health stock                      --            5,192
  Other - net                                                       228            465
                                                               --------       --------

Income (Loss) from Continuing Operations before
    Income Taxes and Extraordinary Item                           2,422         (5,365)
Income Tax Expense                                                1,089          2,126
                                                               --------       --------

Income (Loss) before Discontinued
    Operations and Extraordinary Item                             1,333         (7,491)

Discontinued Operations (net of taxes)                             --           37,241

Extraordinary Item - Early Retirement
    of Debt (net of taxes)                                         --           (6,464)
                                                               --------       --------

Net Income                                                     $  1,333       $ 23,286
                                                               ========       ========

Earnings per share:
    Continuing Operations                                      $    .05       $   (.30)
    Discontinued Operations                                        --             1.50
    Extraordinary Item                                             --             (.26)
                                                               --------       --------
    Net Income                                                 $    .05       $    .94
                                                               ========       ========

Weighted Average Shares Outstanding                              25,613         24,801
                                                               ========       ========

Earnings per share - assuming dilution:
    Continuing Operations                                      $    .05       $   (.30)
    Discontinued Operations                                        --             1.50
    Extraordinary Item                                             --             (.26)
                                                               --------       --------
    Net Income                                                 $    .05       $    .94
                                                               ========       ========
Weighted Average Shares Outstanding                              26,556         24,801
                                                               ========       ========


            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                               Dec. 31,       Sept. 30
                                                                 1997           1997
                                                                 ----           ----
                                                              (Unaudited)    (See Note)
                                     Assets
                                     ------
Current Assets:
  Cash                                                          $  4,957      $  3,639
  Accounts receivable - net                                       44,150        39,686
  Inventories                                                     14,274        13,047
  Deferred income taxes                                            4,003         6,967
  Income taxes receivable                                          9,063         4,917
  Other current assets                                             1,646         1,495
                                                                --------      --------

        Total Current Assets                                      78,093        69,751

Property, plant and equipment - net                              114,238       113,589
Goodwill - net                                                    56,221        57,056
Other assets                                                      14,104        17,156
                                                                --------      --------

Total assets                                                    $262,656      $257,552
                                                                ========      ========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities:
  Accounts payable                                              $ 10,433      $  8,793
  Accrued expenses                                                17,240        23,401
  State taxes payable                                                461           177
  Current portion of long-term debt                                7,425         7,648
                                                                --------      --------

        Total Current Liabilities                                 35,559        40,019

Senior debt                                                      134,320       128,131
Subordinated debt                                                 10,055        10,055
Deferred income taxes and other liabilities                       32,655        30,744

Stockholders' Equity                                              50,067        48,603
                                                                --------      --------

Total Liabilities and Stockholders' Equity                      $262,656      $257,552
                                                                ========      ========


Note: The balance sheet at September 30, 1997 has been condensed from the audited financial statements at that date.

            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                  Three Months Ended
                                                                     December 31,
                                                              -------------------------
                                                                 1997            1996
                                                              ---------       ---------
Cash Flows from Operating Activities:
   Net income                                                 $   1,333       $  23,286
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities           (118)        (36,212)
                                                              ---------       ---------

   Net cash provided by (used in) operating activities            1,215         (12,926)

Cash Flows from Investing Activities:
   Purchase of equipment                                         (8,280)         (5,036)
   Collection of notes receivable                                 2,012            --
   Proceeds from sale of discontinued operations                   --            25,265
   Repurchase of MEDIQ/PRN warrants                                --           (12,500)
   Other                                                            275            (205)
                                                              ---------       ---------

   Net cash provided by (used in) investing activities           (5,993)          7,524

Cash Flows from Financing Activities:
   Borrowings                                                     8,000         214,000
   Debt repayments                                               (2,034)       (199,519)
   Deferred financing fees                                         --            (8,151)
   Exercise of stock options                                        130             264
                                                              ---------       ---------

   Net cash provided by financing activities                      6,096           6,594
                                                              ---------       ---------

Increase in cash                                                  1,318           1,192
                                                              ---------       ---------

Cash:
   Beginning balance                                              3,639           3,219
                                                              ---------       ---------

   Ending balance                                             $   4,957       $   4,411
                                                              =========       =========

Supplemental disclosure of cash flow information:
   Interest paid                                              $   4,916       $   7,927
                                                              =========       =========



            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of December 31, 1997 and the condensed consolidated statements of operations and cash flows for the three months ended December 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1997 Annual Report on Form 10-K, as amended. The results of operations for the period ended December 31, 1997 are not necessarily indicative of the operating results for the full year.

Reclassification of Accounts - Certain reclassifications have been made to conform prior year balances to the current year presentation.


Note B - Inventories

Inventories, which consist primarily of disposable products and repair parts for rental equipment, are stated at the lower of cost (first-in, first-out method) or market.


Note C - New Accounting Pronouncements

The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share," which changes the computation and presentation of earnings per share. The Company was required to adopt this standard during its quarter ended December 31, 1997.


                                      For the Three Months Ended December 31, 1997
                                      --------------------------------------------
                                          Income         Shares     Per-Share
                                        (Numerator)   (Denominator)   Amount
                                        -----------   -------------   ------
Basic EPS:
  Income from Continuing Operations         $1,237       25,613       $0.05
Effect of Dilutive Securities:
  Assumed exercise of stock options           --            943        --
  Assumed conversion of debentures            --           --          --
                                            ------       ------       -----
Diluted EPS:
  Income from Continuing Operations         $1,237       26,556       $0.05
                                            ======       ======       =====

                                      For the Three Months Ended December 31, 1996
                                      --------------------------------------------
                                          Income         Shares       Per-Share
                                        (Numerator)   (Denominator)     Amount
                                        -----------   -------------     ------
Basic EPS:
  Income from Continuing Operations       $(7,491)       24,801        $(0.30)
Effect of Dilutive Securities:
  Assumed exercise of stock options            --           315
  Assumed conversion of debentures             --         3,897
                                          -------        ------        ------
Diluted EPS:
  Income from Continuing Operations       $(7,491)       29,013        $(0.26) (a)
                                          =======        ======        ======

(a) In accordance with the provisions of SFAS No. 128, no potential common shares shall be included in the computation of any diluted per-share amount when a loss from continuing operations exists, even if the entity reports net income. Accordingly, earnings per share - assuming dilution on the face of the Statement of Operations reflects the same earnings per share and weighted average shares outstanding as for the basic EPS calculation.


Note D - Subsequent Event

On January 15, 1998, the Company announced that, pursuant to the terms of a definitive agreement and plan of merger (the "Merger Agreement"), MQ Acquisition Corporation ("Acquiror"), a Delaware corporation formed by Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS"), has agreed to enter into a transaction with the Company whereby Acquiror will be merged with and into the Company (the "Merger"), with the Company being the Surviving Corporation in the Merger (the "Surving Corporation"). In the Merger, holders of the Company's outstanding Common Stock and Preferred Stock will be entitled to receive, in exchange for each outstanding share of Common Stock or Preferred Stock, $13.75 in cash, without interest, and 0.075 of a share of a newly created Series A 13% Cumulative Compounding Preferred Stock, par value $.01 per share (the "13% Senior Preferred Stock") of the Surviving Corporation. The 13% Senior Preferred Stock will have a liquidation preference of $10.00 per share. The aggregate consideration payable pursuant to the Merger, including amounts payable to holders of options, is expected to be approximately $390.7 million.

In connection with, and as a condition to entering into the Merger Agreement, Acquiror required that Bessie G. Rotko, Michael J. Rotko, Judith M. Shipon and a trust established by the late Bernard B. Rotko for the benefit of certain members of his family (together, the "Rotko Entities") enter into an agreement pursuant to which they will receive a number of shares of the Common Stock of the Surviving Corporation equal to 10.98% of the total outstanding shares of Common Stock of the Surviving Corporation and 1,340,200 shares of newly created Series B Preferred Stock of the Surviving Corporation, in exchange for 1,000,000 shares of outstanding Preferred Stock of the Company presently held by them. The Rotko Entities have also been given the right, following the Merger, to have a representative named to the Company's Board of Directors.

The Rotko Entities also granted Acquiror an option, pursuant to a certain Stock Option Agreement, to purchase up to 4,701,464 shares of the Company's Common Stock and up to 4,730,006 shares of the Company's Preferred Stock owned by them, representing a majority of the outstanding Preferred Stock and a majority of the outstanding total voting power of the Preferred Stock and the Common Stock, voting together as a single class. The option is exercisable upon the occurrence of certain events, as set forth in more detail in the Stock Option

Agreement and will terminate upon the consummation of the Merger and upon the occurrence of certain other events. The Rotko Entities also entered into certain Stockholder Agreements under which they have agreed to vote in favor of, and otherwise to support the Merger, subject to the limitations set forth therein. The affirmative vote of the shares of the Company's stock subject to the Stockholder Agreements will be sufficient to approve the Merger and the Merger Agreements.

Members of the Company's management, including Thomas E. Carroll, President and Chief Executive Officer, will remain in place after the Merger and will acquire an equity interest in the Surviving Corporation.

The transaction is intended to be treated as a recapitalization for financial reporting purposes. The Board of Directors of the Company and a Special Committee thereof have unanimously approved the Merger Agreement and the Merger. The Merger is subject to customary closing conditions in addition to the Company's shareholder approval, including review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and funding of committed financing. Bruckmann, Rosser, Sherrill & Co., Inc, has received certain financing commitments for the transactions from Credit Suisse First Boston Corporation, Credit Suisse First Boston, NationsBank, N.A., NationsBanc Montgomery Securities LLC, NationsBridge L.L.C. and Banque Nationale de Paris, which commitments are subject to certain conditions.

On January 15, 1998, a complaint, purporting to be a class action, was filed in Delaware Chancery Court, naming the Company and each of its directors as defendants and seeking to enjoin consummation of the Merger, or, in the alternative, compensatory damages. Plaintiff alleges generally that the directors have breached fiduciary duties to stockholders. The Company believes that the allegations in the complaint are completely without merit and intends to vigorously defend this case.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of December 31, 1997 and results of operations for the three month periods ended December 31, 1997 and 1996. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K for the year ended September 30, 1997, as amended, to which the reader is directed for additional information.

Seasonality

The Company's rental business is seasonal, with demand historically peaking during periods of increased hospital census, which generally occur in the winter months during the Company's second fiscal quarter.

Results of Operations

Revenues were $42.6 million for the first quarter of fiscal 1998, as compared to $35.5 million in the prior year period, an increase of $7.1 million, or 20%. This revenue growth was attributable to a 14.7% increase in rental revenue and a 79.6% increase in sales partially offset by a 6% decrease in other revenue. The growth in rental revenue was achieved primarily through revenue share arrangements, the most significant of which commenced in the Company's second quarter of fiscal 1997, and revenues from the rental of therapeutic support systems as a result of the SpectraCair acquisition in September 1997, partially offset by a 2% decrease in the base equipment rental business as a result of a shift from rental to purchase by one of the Company's significant home healthcare customers. The increase in sales was attributable to sales of disposable products as a result of increased volume to existing customers, revenue share arrangements, and sales of oxygen which the Company initiated in the fourth quarter of fiscal 1997. The decrease in other revenue was primarily attributable to the discontinuance of logistics services provided to SpectraCair as a result of its acquisition in September 1997.

Operating income decreased $.7 million, or 11%, to $5.9 million, for the first quarter of fiscal 1998, as compared to $6.5 million in the prior year period. The decrease in operating income was primarily attributable to increased depreciation as a result of capital expenditures and increased selling expenses as the Company invested in sales and operational personnel to facilitate the growth of the SpectraCair division, disposable sales and outsourcing activities. Operating margins decreased to 14% from 18% in the prior year period, which was primarily attributable to revenue mix. The growth in sales of parts and disposables and the Company's revenue share activities which have lower margins than the Company's core rental business increased at a greater rate than the Company's core rental business. The Company's operating margins were also reduced by increased selling expenses.

Interest expense decreased 44% to $3.7 million for the first quarter of fiscal 1998 primarily as a result of the substantial reduction of debt with the proceeds from the sales of discontinued operations in the second quarter of fiscal 1997 and reduced interest rates as a result of improved leverage in accordance with the terms of the Company's Credit Agreement.

The Company's effective tax rates were disproportionate compared to the statutory rate as a result of the nondeductibility of certain goodwill amortization.

Recent Developments

On January 15, 1998, the Company announced that, pursuant to the terms of a definitive agreement and plan of merger (the "Merger Agreement"), MQ Acquisition Corporation ("Acquiror"), a Delaware corporation formed by Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS"), has agreed to enter into a transaction with the Company whereby Acquiror will be merged with and into the Company (the "Merger"), with the Company being the Surviving Corporation in the Merger (the "Surving Corporation"). In the Merger, holders of the Company's outstanding Common Stock and Preferred Stock will be entitled to receive, in exchange for each outstanding share of Common Stock or Preferred Stock, $13.75 in cash, without interest, and 0.075 of a share of a newly created Series A 13% Cumulative Compounding Preferred Stock, par value $.01 per share (the "13% Senior Preferred Stock") of the Surviving Corporation. The 13% Senior Preferred Stock will have a liquidation preference of $10.00 per share. The aggregate consideration payable pursuant to the Merger, including amounts payable to holders of options, is expected to be approximately $390.7 million.

In connection with, and as a condition to entering into the Merger Agreement, Acquiror required that Bessie G. Rotko, Michael J. Rotko, Judith M. Shipon and a trust established by the late Bernard B. Rotko for the benefit of certain members of his family (together, the "Rotko Entities") enter into an agreement pursuant to which they will receive a number of shares of the Common Stock of the Surviving Corporation equal to 10.98% of the total outstanding shares of Common Stock of the Surviving Corporation and 1,340,200 shares of newly created Series B Preferred Stock of the Surviving Corporation, in exchange for 1,000,000 shares of outstanding Preferred Stock of the Company presently held by them. The Rotko Entities have also been given the right, following the Merger, to have a representative named to the Company's Board of Directors.

The Rotko Entities also granted Acquiror an option, pursuant to a certain Stock Option Agreement, to purchase up to 4,701,464 shares of the Company's Common Stock and up to 4,730,006 shares of the Company's Preferred Stock owned by them, representing a majority of the outstanding Preferred Stock and a majority of the outstanding total voting power of the Preferred Stock and the Common Stock, voting together as a single class. The option is exercisable upon the occurrence of certain events, as set forth in more detail in the Stock Option Agreement and will terminate upon the consummation of the Merger and upon the occurrence of certain other events. The Rotko Entities also entered into certain Stockholder Agreements under which they have agreed to vote in favor of, and otherwise to support the Merger, subject to the limitations set forth therein. The affirmative vote of the shares of the Company's stock subject to the Stockholder Agreements will be sufficient to approve the Merger and the Merger Agreements.

Members of the Company's management, including Thomas E. Carroll, President and Chief Executive Officer, will remain in place after the Merger and will acquire an equity interest in the Surviving Corporation.

The transaction is intended to be treated as a recapitalization for financial reporting purposes. The Board of Directors of the Company and a Special Committee thereof have unanimously approved the Merger Agreement and the Merger. The Merger is subject to customary closing conditions in addition to the Company's shareholder approval, including review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and funding of committed financing. Bruckmann, Rosser, Sherrill & Co., Inc. has received certain financing commitments for the transactions from Credit Suisse First Boston Corporation, Credit Suisse First Boston, NationsBank, N.A., NationsBanc Montgomery Securities LLC, NationsBridge L.L.C. and Banque Nationale de Paris, which commitments are subject to certain conditions.

On January 15, 1998, a complaint, purporting to be a class action, was filed in Delaware Chancery Court, naming the Company and each of its directors as defendants and seeking to enjoin consummation of the Merger, or, in the alternative, compensatory damages. Plaintiff alleges generally that the directors have breached fiduciary duties to stockholders. The Company believes that the allegations in the complaint are completely without merit and intends to vigorously defend this case.

On January 21, 1998, the Company filed a Current Report on Form 8-K, and on February 13, 1998, the Company filed a Registration Statement on Form S-4 and a Rule 13E-3 Transaction Statement on Schedule 13E-3 with the U. S. Securities and Exchange Commission in connection with the transactions described above. Such filings contain additional information concerning such transactions.


Liquidity and Capital Resources

Cash provided by operating activities was $1.2 million in the current quarter, as compared to cash used in operating activities of $12.9 million in the prior year period. The increase was primarily attributable to improved cash flows from operations, partially offset by increased working capital requirements including the payment of a settlement, agreed to with the government in connection with its investigation of MEDIQ Imaging, in the amount of $4.2 million, all of which was borrowed under the Company's Credit Agreement.

Net cash used in investing activities was $6.0 million, and consisted primarily of capital expenditures for equipment of $8.3 million, partially offset by collections of a note receivable of $2.0 million.

Net cash provided by financing activities consisted primarily of borrowings of $8.0 million, partially offset by debt repayments of $2.0 million.

The Company expects that its primary sources of liquidity for operating activities will continue to be generated through cash flows from MEDIQ/PRN. The Company believes that sufficient funds will be available from operating cash flows and its current credit facility to meet the Company's anticipated operating and capital requirements.

In connection with the acquisition of the Company by Acquiror, MEDIQ/PRN is expected to issue senior subordinated notes and enter into a new senior secured credit facility and the Company is expected to issue senior discount debentures (collectively, the "Financings") to finance a portion of the cash consideration to be paid to the holders of shares of Common Stock and Preferred Stock in the Merger, to refinance substantially all of the outstanding senior indebtedness of the Company, to pay the fees and expenses incurred in connection with the Merger and the Financings and to provide for working capital requirements. Although the definitive terms of the debt instruments to be issued in the Financings have not been finalized as of the date of this filing, the Company expects that such terms will include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and capital expenditures and pay dividends. Upon consummation of the Merger, it is expected that the Company will have substantial consolidated indebtedness. In addition, the Company expects to incur additional indebtedness in connection with its post-Merger strategy of pursuing strategic acquisitions and expanding through internal growth. Any such high leverage may have important consequences for the Company, including the following: (a) the Company's ability to obtain additional financing for such acquisitions, working capital, capital expenditures or other purposes may be impaired or any such financing may not be on terms favorable to the Company; (b) interest expense may reduce the funds that would otherwise be available to the Company for its operations and future business opportunities; (c) a substantial decrease in net operating cash flows or an increase in expenses of the Company could make it difficult for the Company to meet its debt service requirements or pay dividends or force it to modify its operations; (d) substantial leverage may place the Company at a competitive disadvantage and may make it more vulnerable to a downturn in its business or the economy generally; (e) certain of such indebtedness of the Company will be at variable rates of interest, which would cause the Company to be vulnerable to increases in interest rates; (f) certain of such indebtedness will be secured by substantially all the assets of the Company and its subsidiaries, reducing its ability to obtain additional financing; and (g) the Company may be hindered in its ability to adjust rapidly to changing market conditions.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the prime or LIBOR interest rates in the first quarter of fiscal 1998. Accordingly, as of December 31, 1997, after consideration of normal debt service, the fair value of the Company's variable rate debt is consistent with year-end.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                         Quarter Ended December 31, 1997



PART II. OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

On June 12, 1996, the Company, ATS Medical Services, Inc. ("ATS") and MEDIQ Mobile X-Ray Services, Inc. ("Mobile X-Ray") were sued in United States District Court for the Middle District of Pennsylvania by Gerard and Sharon Callie, who are both former employees of ATS. The lawsuit alleges that the Callies were wrongfully terminated and asserts claims pursuant to the whistleblower provision of the False Claims Act and the Pennsylvania Wage Payment and Collection Law. In December 1997, the Company, without admission of guilt and desiring to avoid the expense of further litigation, reached a settlement with the Callies, the amount of which was immaterial to the Company's financial statements.

On January 15, 1998, a complaint, purporting to be a class action, was filed in Delaware Chancery Court, naming the Company and each of its directors as defendants and seeking to enjoin consummation of the Merger, or, in the alternative, compensatory damages. Plaintiff alleges generally that the directors have breached fiduciary duties to stockholders. The Company believes that the allegations in the complaint are completely without merit and intends to vigorously defend this case.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.


     (a)  Exhibits:

     2.1 Agreement and Plan of Merger dated as of January 14, 1998 by and between MQ Acquisition Corporation and MEDIQ Incorporated, incorporated by reference from Exhibit 2.1 to the Form 8-K of MEDIQ Incorporated, filed with the Securities and Exchange Commission on January 21, 1998.

     2.2 Stock Option Agreement dated January 14, 1998 by and among MQ Acquisition Corporation, T/D Bernard B. Rotko Dated November 18, 1983, Michael J. Rotko, Bessie G. Rotko and Judith M. Shipon, incorporated by reference from Exhibit 2.2 to the Form 8-K of MEDIQ Incorporated, filed with the Securities and Exchange Commission on January 21, 1998.

     2.3 Stockholder Agreement, dated January 14, 1998, by and between MQ Acquisition Corporation and T/D Bernard B. Rotko Dated November 18, 1983, incorporated by reference from Exhibit 2.5 to the Form 8-K of MEDIQ Incorporated, filed with the Securities and Exchange Commission on January 21, 1998.

     2.4 Stockholder Agreement, dated January 14, 1998, by and between MQ Acquisition Corporation and Michael J. Rotko, incorporated by reference from Exhibit 2.4 to the Form 8-K of MEDIQ Incorporated, filed with the Securities and Exchange Commission on January 21, 1998.

     2.5 Stockholder Agreement, dated January 14, 1998, by and between MQ Acquisition Corporation and Bessie G. Rotko, incorporated by reference from Exhibit 2.6 to the Form 8-K of MEDIQ Incorporated, filed with the Securities and Exchange Commission on January 21, 1998.

     2.6 Stockholder Agreement, dated January 14, 1998, by and between MQ Acquisition Corporation and Judith M. Shipon, incorporated by reference from Exhibit 2.3 to the Form 8-K of MEDIQ Incorporated, filed with the Securities and Exchange Commission on January 21, 1998.

     2.7 Agreement, dated January 14, 1998, by and among MEDIQ Incorporated, MQ Acquisition Corporation, T/D Bernard B. Rotko Dated November 18,
          1983, Michael J. Rotko, Bessie G. Rotko and Judith M. Shipon, incorporated by reference from Exhibit B to Exhibit 2.1 to the Form 8-K of MEDIQ Incorporated, filed with the Securities and Exchange Commission on January 21, 1998.

     27 - Financial Data Schedule appears on page 17.

     (b) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                         Quarter Ended December 31, 1997


                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                              MEDIQ Incorporated
                                            -----------------------
                                                 (Registrant)





February 17, 1998
------------------
    (Date)
                                            /s/ Jay M. Kaplan
                                            -----------------------
                                                Jay M. Kaplan
                                                Senior Vice President Finance
                                                and Chief Financial Officer