Form 10-K/A
period 1997-09-30
MEDIQ INC
filed 1998-03-27
CIK 350920

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                        --------------------------

                              FORM 10-K/A #2

                               AMENDMENT TO

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934


For the fiscal year ended: September 30, 1997    Commission File Number: 1-8147
                           ------------------                            ------


                               MEDIQ Incorporated
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   51-0219413
    -------------------------------                   -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


      One MEDIQ Plaza, Pennsauken, New Jersey                08110
      ----------------------------------------             ----------
      (Address of principal executive offices)             (Zip Code)


    Registrant's telephone number, including area code: (609) 662-3200
                                                        --------------

                             PORTIONS AMENDED

     The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended September 30, 1997 as set forth in the pages attached hereto.

 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          Index to Exhibits

          Exhibit 24.1 - Consents of experts and counsel

          Exhibit 99   - MEDIQ Incorporated Employees' Savings Plan -
                         Annual Report for fiscal year ended September 30, 1997

                                SIGNATURES

The Registrant. Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MEDIQ Incorporated
                                    ------------------
                                    (Registrant)


Date: March 27, 1998                By: /s/ Jay M. Kaplan
      --------------                    ---------------------------------------
                                        Jay M. Kaplan
                                        Senior Vice President - Finance and
                                        Chief Financial Officer


The Plan. Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees have duly caused the annual report included in this filing to be signed on their behalf by the undersigned, hereunto duly authorized.

                                    MEDIQ Incorporated
                                    Employees' Savings Plan
                                           (Plan)

Date: March 27, 1998                By: /s/ Jay M. Kaplan
                                        ---------------------------------------
                                        Jay M. Kaplan
                                        Senior Vice President - Finance and
                                        Chief Financial Officer, MEDIQ
                                        Incorporated, Administrator of the
                                        Plan