Form 10-Q
period 1998-03-31
MEDIQ INC
filed 1998-05-07
CIK 350920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                    FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarter ended: March 31, 1998             Commission File Number: 1-8147



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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

As of May 1, 1998, there were 19,369,826 shares of Common Stock, par value $1.00 per share and 6,265,998 shares of Preferred Stock, par value $.50 per share, outstanding.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended March 31, 1998

                                      INDEX

                                                                                 Page
                                                                                Number
                                                                                ------

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements.

                Condensed Consolidated Statements of Operations-
                Three and Six Months Ended March 31, 1998 and 1997
                (Unaudited)                                                         4

                Condensed Consolidated Balance Sheets-
                March 31, 1998 (Unaudited) and
                September 30, 1997                                                  5

                Condensed Consolidated Statements of Cash Flows-
                Six Months Ended March 31, 1998 and 1997
                (Unaudited)                                                         6

                Notes to Condensed Consolidated Financial
                Statements (Unaudited)                                           7-10

Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations.                  11-15

Item 3.  Quantitative and Qualitative Disclosure about
                Market Risk.                                                       15


PART II. OTHER INFORMATION:

Item 1.  Legal Proceedings                                                         16

Item 6.  Exhibits and Reports on Form 8-K.                                         16


                       MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended March 31, 1998





                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                           Three Months Ended            Six Months Ended
                                                                                March 31,                     March 31,
                                                                        ------------------------      ------------------------
                                                                          1998            1997           1998          1997
                                                                        --------        --------      ---------       --------
Revenue:
  Rental                                                                $ 36,599        $ 34,076       $ 69,993       $ 63,193
  Sales                                                                    7,285           5,731         13,979          9,459
  Other                                                                    2,525           2,759          5,007          5,397
                                                                        --------        --------       --------       --------
                                                                          46,409          42,566         88,979         78,049
Costs and Expenses:
  Cost of sales                                                            5,779           4,685         11,270          7,759
  Operating                                                               14,003          11,477         28,449         22,228
  Selling                                                                  3,938           3,754          7,557          6,570
  General and administrative                                               4,534           5,097          9,348         10,034
  Non-recurring merger costs                                                 306              --            363             --
  Depreciation and amortization                                            8,294           7,364         16,586         14,731
                                                                        --------        --------       --------       --------
                                                                          36,854          32,377         73,573         61,322
                                                                        --------        --------       --------       --------

Operating Income                                                           9,555          10,189         15,406         16,727

Other (Charges) Credits:
  Interest expense                                                        (3,578)         (5,409)        (7,235)       (11,922)
  Equity participation - repurchase of MEDIQ/PRN warrants                     --              --             --        (11,047)
  Gain on sale and market appreciation of Cardinal Health stock               --           4,021             --          9,213
  Gain on NutraMax note receivable                                            --           1,195             --          1,195
  Other - net                                                                251             679            479          1,144
                                                                        --------        --------       --------       --------

Income from Continuing Operations before
    Income Taxes and Extraordinary Item                                    6,228          10,675          8,650          5,310
Income Tax Expense                                                         2,799           4,318          3,888          6,444
                                                                        --------        --------       --------       --------

Income (loss) before Discontinued Operations and
     Extraordinary Item                                                    3,429           6,357          4,762         (1,134)

Discontinued Operations (net of taxes)                                        --             (66)            --         37,175

Extraordinary Item - Early Retirement of Debt (net of taxes)                  --            (462)            --         (6,926)
                                                                        --------        --------       --------       --------

Net Income                                                              $  3,429        $  5,829       $  4,762       $ 29,115
                                                                        ========        ========       ========       ========

Earnings per share:
    Continuing Operations                                               $    .13        $    .25       $    .19       $   (.04)
    Discontinued Operations                                                   --              --             --           1.49
    Extraordinary Item                                                        --            (.02)            --           (.28)
                                                                        --------        --------       --------       --------
    Net Income                                                          $    .13        $    .23       $    .19       $   1.17
                                                                        ========        ========       ========       ========

Weighted Average Shares Outstanding                                       25,635          25,042         25,624         24,922
                                                                        ========        ========       ========       ========

Earnings per share - assuming dilution:
    Continuing Operations                                               $    .13        $    .25       $    .18       $   (.04)
    Discontinued Operations                                                   --              --             --           1.49
    Extraordinary Item                                                        --            (.02)            --           (.28)
                                                                        --------        --------       --------       --------
    Net Income                                                          $    .13        $    .23       $    .18       $   1.17
                                                                        ========        ========       ========       ========

Weighted Average Shares Outstanding                                       26,455          26,117         26,358         24,922
                                                                        ========        ========       ========       ========


            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                                  Mar. 31,        Sept. 30,
                                                                                   1998             1997
                                                                                -----------      ----------
                                                                                (Unaudited)      (See Note)
                                     Assets
Current Assets:
  Cash                                                                           $   3,925        $   3,639
  Accounts receivable - net                                                         46,385           39,686
  Inventories                                                                       15,428           13,047
  Deferred income taxes                                                              4,297            6,967
  Income taxes receivable                                                               --            4,917
  Other current assets                                                               1,197            1,495
                                                                                 ---------        ---------

        Total Current Assets                                                        71,232           69,751

Property, plant and equipment - net                                                113,703          113,589
Goodwill - net                                                                      55,558           57,056
Other Assets                                                                        13,287           17,156
                                                                                 ---------        ---------

Total assets                                                                     $ 253,780        $ 257,552
                                                                                 =========        =========


                      Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                               $  10,667        $   8,793
  Accrued expenses                                                                  15,802           23,401
  State taxes payable                                                                  870              177
  Current portion of long-term debt                                                  6,534            7,648
                                                                                 ---------        ---------

        Total Current Liabilities                                                   33,873           40,019

Senior debt                                                                        127,311          128,131
Subordinated debt                                                                   10,055           10,055
Deferred income taxes and other liabilities                                         29,045           30,744

Stockholders' Equity                                                                53,496           48,603
                                                                                 ---------        ---------

Total Liabilities and Stockholders' Equity                                       $ 253,780        $ 257,552
                                                                                 =========        =========


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

            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                     Six Months Ended
                                                                                         March 31,
                                                                               ---------------------------
                                                                                  1998             1997
                                                                               ---------         ---------
Cash Flows from Operating Activities:
   Net income                                                                  $   4,762         $  29,115
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
       Income from discontinued operations                                            --           (37,175)
       Gain on sale of Cardinal shares                                                --            (9,213)
       Equity participation - repurchase of MEDIQ/PRN warrants                        --            11,047
       Other - net                                                                 9,969            (4,242)
                                                                               ---------         ---------
   Net cash provided by (used in) operating activities                            14,731           (10,468)

Cash Flows from Investing Activities:
   Proceeds from sale of discontinued operations                                      --           120,790
   Proceeds from sale of equipment and other assets                                   --               546
   Purchase of equipment                                                         (15,275)           (8,005)
   Collections on note receivable                                                  2,250                --
   Repurchase of MEDIQ/PRN warrant                                                    --           (12,500)
   Other                                                                             384            (3,043)
                                                                               ---------         ---------

   Net cash provided by (used in) investing activities                           (12,641)           97,788

Cash Flows from Financing Activities:
   Borrowings                                                                     11,000           214,000
   Debt repayments                                                               (12,934)         (293,126)
   Deferred financing fees                                                            --            (8,746)
   Exercise of stock options                                                         130               272
                                                                               ---------         ---------

   Net cash provided by (used in) financing activities                            (1,804)          (87,600)
                                                                               ---------         ---------

Increase (decrease) in cash                                                          286              (280)

Cash:
   Beginning balance                                                               3,639             3,219
                                                                               ---------         ---------

   Ending balance                                                              $   3,925         $   2,939
                                                                               =========         =========

Supplemental disclosure of cash flow information:
   Interest paid                                                               $   6,792         $  13,034
                                                                               =========         =========
   Income taxes paid {refunded)                                                $  (3,416)        $   3,249
                                                                               =========         =========

Supplemental disclosure of non-cash investing and financing activities:
   Conversion of 7.25% subordinated debentures into common stock               $      --         $   6,251
                                                                               =========         =========

            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 1998 and the condensed consolidated statements of operations and cash flows for the six months ended March 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1997 Annual Report on Form 10-K. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

Reclassification of Accounts - Certain reclassifications have been made to conform prior year balances to the current year presentation.


Note B - Inventories

Inventories, which consist primarily of disposable products and repair parts for rental equipment, are stated at the lower of cost (first-in, first-out method) or market.


Note C - New Accounting Pronouncements

The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share," which changes the computation and presentation of earnings per share. The Company was required to adopt this standard during its quarter ended December 31, 1997. In connection with the consummation of the Merger (as discussed in Note D), the Company's equity structure and earnings per share data will change materially.


                                                      For the Three Months Ended March 31, 1998
                                             ---------------------------------------------------------
                                               Income                    Shares              Per-Share
                                             (Numerator)             (Denominator)             Amount
                                             -----------             -------------           ---------
Basic EPS:
  Income from Continuing Operations          $    3,429                    25,635             $   0.13
Effect of Dilutive Securities:
  Assumed exercise of stock options                  --                       820
                                             ----------               -----------
Diluted EPS:
  Income from Continuing Operations          $    3,429                    26,455             $   0.13
                                             ==========               ===========             ========


                                                    For the Three Months Ended March 31, 1997
                                             ---------------------------------------------------------
                                               Income                    Shares              Per-Share
                                             (Numerator)             (Denominator)             Amount
                                             -----------             -------------           ---------
Basic EPS:
  Income from Continuing Operations          $    6,357                    25,042             $   0.25
Effect of Dilutive Securities:
  Assumed exercise of stock options                  --                       479
  Assumed conversion of debentures                  103                       596
                                             ----------               -----------
Diluted EPS:
  Income from Continuing Operations          $    6,460                    26,117             $   0.25
                                             ==========               ===========             ========


                                                      For the Six Months Ended March 31, 1998
                                             ---------------------------------------------------------
                                               Income                   Shares               Per-Share
                                             (Numerator)             (Denominator)             Amount
                                             -----------             -------------           ---------
Basic EPS:
  Income from Continuing Operations          $    4,762                    25,624             $   0.19
Effect of Dilutive Securities:
  Assumed exercise of stock options                  --                       734
                                             ----------               -----------
Diluted EPS:
  Income from Continuing Operations          $    4,762                    26,358             $   0.18
                                             ==========               ===========             ========


                                                     For the Six Months Ended March 31, 1997
                                             ---------------------------------------------------------
                                               Income                   Shares               Per-Share
                                             (Numerator)             (Denominator)             Amount
                                             -----------             -------------           ---------
Basic EPS:
  Loss from Continuing Operations            $   (1,134)                   24,922             $  (0.04)
Effect of Dilutive Securities:
  Assumed exercise of stock options                  --                       388
  Assumed conversion of debentures                  404                     1,492
                                             ----------               -----------
Diluted EPS:
  Loss from Continuing Operations            $     (730)                   26,802(a)          $  (0.04) (a)
                                             ==========               ===========             ========

(a) In accordance with the provisions of SFAS No. 128, no potential common shares shall be included in the computation of any diluted per-share amount when a loss from continuing operations exists, even if the entity reports net income. Accordingly, earnings per share assuming dilution for the six months ended March 31, 1997 on the face of the Statement of Operations reflects the same earnings per share and weighted average shares outstanding as for the basic EPS calculation.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement, which improves disclosure about pensions and other postretirement benefits, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. At this time, the Company has not determined the impact the adoption of this standard will have on the Company's financial statements.

Note D - The Merger

On January 15, 1998, the Company announced that, pursuant to the terms of a definitive agreement and plan of merger dated as of January 14, 1998, (as amended on April 27, 1998, the "Merger Agreement"), MQ Acquisition Corporation ("Acquiror"), a Delaware corporation formed by Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS"), has agreed to enter into a transaction with the Company whereby Acquiror will be merged with and into the Company (the "Merger"), with the Company being the Surviving Corporation in the Merger (the "Surviving Corporation"). In the Merger, holders of the Company's outstanding Common Stock and Preferred Stock will be entitled to receive, in exchange for each outstanding share of Common Stock or Preferred Stock (except for shares held directly or indirectly by the Company or MQ, the Rolled Shares (as defined below) and dissenting shares), $13.75 in cash, without interest, and 0.075 of a share of a newly created Series A 13% Cumulative Compounding Preferred Stock, par value $.01 per share (the "13% Senior Preferred Stock") of the Surviving Corporation. The 13% Senior Preferred Stock will have a liquidation preference of $10.00 per share. The aggregate consideration payable pursuant to the Merger, including amounts payable to holders of options, is expected to be approximately $390.7 million.

In connection with, and as a condition to entering into the Merger Agreement, Acquiror required that Bessie G. Rotko, Michael J. Rotko, Judith M. Shipon and a trust established by the late Bernard B. Rotko for the benefit of certain members of his family (together, the "Rotko Entities") enter into an agreement pursuant to which they will receive 109,781 shares of the Common Stock of the Surviving Corporation equal to 11.0% of the total outstanding shares of Common Stock of the Surviving Corporation and 1,340,219 shares of newly created Series B Preferred Stock of the Surviving Corporation, in exchange for 1,000,000 shares of outstanding Preferred Stock of the Company presently held by the Rotko Entities (the "Rolled Shares"). The Rotko Entities have also been given the right, following the Merger, to appoint a representative to the Company's Board of Directors. Michael J. Rotko has been so appointed by the Rotko Entities.

The Rotko Entities also granted Acquiror an option, pursuant to a certain Stock Option Agreement, to purchase up to 4,701,464 shares of the Company's Common Stock and up to 4,730,006 shares of the Company's Preferred Stock owned by them, representing a majority of the outstanding Preferred Stock and a majority of the outstanding total voting power of the Preferred Stock and the Common Stock, voting together as a single class. The option is exercisable upon the occurrence of certain events, as set forth in more detail in the Stock Option Agreement and will terminate upon the consummation of the Merger and upon the occurrence of certain other events. The Rotko Entities also entered into certain Stockholder Agreements under which they have agreed to vote in favor of, and otherwise to support the Merger, subject to the limitations set forth therein. The affirmative vote of the shares of the Company's stock subject to the Stockholder Agreements will be sufficient to approve the Merger and the Merger Agreement.

Thomas E. Carroll, President and Chief Executive Officer, and Jay M. Kaplan, Senior Vice President-Finance and Chief Financial Officer, and such other members of management as may be selected by the Company and BRS are expected to purchase $4.2 million of the common and preferred equity of the Surviving Corporation.

The transaction is intended to be treated as a recapitalization for financial reporting purposes. The Board of Directors of the Company and a Special Committee thereof have unanimously approved the Merger Agreement and the Merger. The Merger is subject to customary closing conditions in addition to the Company's shareholder approval, including the termination or expiration of the relevant waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and funding of committed financing. On February 24, 1998, termination under the HSR Act was granted. BRS has received financing commitments for the transactions from Credit Suisse First Boston Corporation, Credit Suisse First Boston, NationsBank, N.A., NationsBanc Montgomery Securities LLC, NationsBridge LLC and Banque Nationale de Paris, which commitments are subject to certain conditions.

Simultaneously with the Merger, the Company will refinance substantially all of its existing debt except for capital leases and the Company's 7.5% Exchangeable Subordinated Debentures (the "Exchangeable Debentures") (the "Refinancing"). Pursuant to the terms of the indenture related to the Exchangeable Debentures, upon consummation of the Merger the holders of the Exchangeable Debentures will have the right to require the Company to repurchase their Exchangeable Debentures at 100% of the principal amount thereof, together with accrued and unpaid interest.

The Merger and the Refinancing are expected to be funded by (i) investments by BRS, certain persons affiliated with BRS and certain funds affiliated with Ferrer Freeman Thompson & Co. LLC and Galen Partners III (collectively, the "Investors") of approximately $109.5 million, (ii) the $4.2 million investment by various members of management, (iii) a $14.5 million investment by the Rotko Entities, (iv) funds from a new $275.0 million Senior Credit Facility, (v) funds from $265.0 million of Senior Subordinated Notes, (vi) funds from $50.0 million of Senior Discount Debentures, and (vii) existing cash balances. After consummation of the Merger, the Company anticipates it will have up to $50.0 million available for working capital, $75.0 million available to finance future acquisitions and $50.0 million available to consummate the CH Medical Acquisition (see Note E) under the new Senior Credit Facility.

Upon consummation of the Merger, the Investors will own approximately 82.9% of the Surviving Corporation's common stock, the Rotko Entities will own approximately 11.0% and management will own approximately 6.1%.

On January 15, 1998, a complaint, purporting to be a class action, was filed in Delaware Chancery Court, naming the Company and each of its directors as defendants and seeking to enjoin consummation of the Merger, or, in the alternative, compensatory damages. Plaintiff alleges generally that the directors have breached fiduciary duties to stockholders. The Company believes that the allegations in the complaint are completely without merit and intends to vigorously defend this case. Based on the information currently available, the Company believes that resolution of the claim will not have a material adverse effect on the operations or financial condition of the Company.


Note E - Subsequent Event

The Company, through its wholly-owned subsidiary MEDIQ/PRN Life Support Services, Inc., entered into an Asset Purchase Agreement with CH Industries, Inc., certain direct and indirect subsidiaries, including CH Medical, Inc. and subsidiaries ("CH Medical"), and certain other parties dated as of April 24, 1998, to purchase specified assets and rights of the Sellers (the "CH Medical Business") for a purchase price of approximately $50.0 million in cash, including related costs and expenses, and the assumption of certain specified obligations related to the CH Medical Business (the "CH Medical Acquisition"). The Company currently expects to finance the purchase price and related costs and expenses for the CH Medical Acquisition with $50.0 million of Term Loans under a new Senior Credit Facility to be entered into in connection with the

Merger (see Note D). Consummation of the CH Medical Acquisition is subject to the receipt of all statutory and regulatory consents and approvals, due diligence and other conditions of closing.

Some of the information presented in this Form 10-Q constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. For additional information concerning important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of March 31, 1998 and results of operations for the three and six month periods ended March 31, 1998 and 1997. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K for the year ended September 30, 1997 to which the reader is directed for additional information.

Seasonality

The Company's rental business is seasonal, with demand historically peaking during periods of increased hospital census, which generally occur in the winter months during the Company's second fiscal quarter.

Results of Operations

Second Quarter 1998 Compared with Second Quarter 1997

Revenues were $46.4 million for the second quarter of fiscal 1998, as compared to $42.6 million in the prior year period, an increase of $3.8 million or 9%. This revenue growth was attributable to a 7% increase in rental revenue and a 27% increase in sales partially offset by an 8% decrease in other revenue. The growth in rental revenue was achieved primarily through increased rental revenue related to revenue share arrangements, the most significant of which commenced in January 1997, and revenues from the rental of therapeutic support systems as a result of the SpectraCair acquisition in September 1997, partially offset by a 3% decrease in the core rental business primarily as a result of a shift from rental to purchase by one of the Company's significant home healthcare customers. Exclusive of revenues from such customer, revenues from the core rental business increased slightly. The increase in sales was attributable to sales of disposable products as a result of increased volume to existing customers, revenue share arrangements, and sales of oxygen which the Company initiated in the fourth quarter of fiscal 1997. The decrease in other revenue was primarily attributable to the discontinuance of logistics services provided to SpectraCair as a result of its acquisition in September 1997, partially offset by increased revenues from asset management projects and strategic alliances.

Operating income decreased $.6 million, or 6%, to $9.6 million, for the second quarter of fiscal 1998, as compared to 10.2 million in the prior year period. The decrease in operating income was primarily attributable to increased depreciation as a result of capital expenditures, increased selling and operating expenses as the Company continues to invest in sales and operational personnel to facilitate the growth of the SpectraCair division, disposable sales and outsourcing activities and nonrecurring merger costs. Operating margins decreased to 21% from 24% in the prior year period, which was primarily attributable to revenue mix. The growth in sales of parts and disposables and the Company's revenue share activities which have lower margins than the Company's core rental business continued to increase while the Company experienced a modest decline in its overall core rental business. The Company's operating margins were also reduced by increased selling and operating expenses.

Interest expense decreased 34% to $3.6 million for the second quarter of fiscal 1998 primarily as a result of the substantial reduction of debt with the proceeds from the sales of discontinued operations in the second quarter of fiscal 1997 and reduced interest rates as a result of improved leverage in accordance with the terms of the Company's existing Credit Agreement.

The Company's effective tax rates were disproportionate compared to the statutory rate as a result of the nondeductibility of certain goodwill amortization.

Six Months Ended March 31, 1998 Compared with Six Months Ended March 31, 1997

Revenues were $89.0 million for the six months ended March 31, 1998, as compared to $78.0 million in the prior year period, an increase of $11.0 million, or 14%. This revenue growth was attributable to an 11% increase in rental revenue and a 48% increase in sales partially offset by a 7% decrease in other revenue. The growth in rental revenue was achieved primarily through revenue share arrangements, the most significant of which commenced in January 1997, and revenues from the rental of therapeutic support systems as a result of the SpectraCair acquisition in September 1997, partially offset by a 3% decrease in the core rental business primarily as a result of a shift from rental to purchase by one of the Company's significant home healthcare customers. Exclusive of revenues from such customer, revenues from the core rental business increased slightly. The increase in sales was attributable to sales of disposable products as a result of increased volume to existing customers, revenue share arrangements, and sales of oxygen which the Company initiated in the fourth quarter of fiscal 1997. The decrease in other revenue was primarily attributable to the discontinuance of logistics services provided to SpectraCair as a result of its acquisition in September 1997, partially offset by increased revenues from asset management projects and strategic alliances.

Operating income decreased $1.3 million, or 8%, to $15.4 million, for the six months ended March 31, 1998, as compared to $16.7 million in the prior year period. The decrease in operating income was primarily attributable to increased depreciation as a result of capital expenditures, increased selling and operating expenses as the Company continues to invest in sales and operational personnel to facilitate the growth of the SpectraCair division, disposable sales and outsourcing activities and nonrecurring merger costs. Operating margins decreased to 17% from 21% in the prior year period, which was primarily attributable to revenue mix. The growth in sales of parts and disposables and the Company's revenue share activities which have lower margins than the Company's core rental business continued to increase while the Company experienced a modest decline in its overall core rental business. The
Company's operating margins were also reduced by increased selling and operating expenses.

Interest expense decreased 39% to $7.2 million for the six months ended March 31, 1998 primarily as a result of the substantial reduction of debt with the proceeds from the sales of discontinued operations in the second quarter of fiscal 1997 and reduced interest rates as a result of improved leverage in accordance with the terms of the Company's existing Credit Agreement.

The Company's effective tax rates were disproportionate compared to the statutory rate as a result of the nondeductibility of certain goodwill amortization.


Recent Developments

The Merger

On January 15, 1998, the Company announced that, pursuant to the terms of a definitive agreement and plan of merger dated as of January 14, 1998, (as amended on April 27, 1998, the "Merger Agreement"), MQ Acquisition Corporation ("Acquiror"), a Delaware corporation formed by Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS"), has agreed to enter into a transaction with the Company whereby Acquiror will be merged with and into the Company (the "Merger"), with the Company being the Surviving Corporation in the Merger (the "Surviving Corporation"). In the Merger, holders of the Company's outstanding Common Stock and Preferred Stock will be entitled to receive, in exchange for each outstanding share of Common Stock or Preferred Stock (except for shares held directly or indirectly by the Company or MQ, the Rolled Shares (as defined below) and dissenting shares), $13.75 in cash, without interest, and 0.075 of a share of a newly created Series A 13% Cumulative Compounding Preferred Stock, par value $.01 per share (the "13% Senior Preferred Stock") of the Surviving Corporation. The 13% Senior Preferred Stock will have a liquidation preference of $10.00 per share. The aggregate consideration payable pursuant to the Merger, including amounts payable to holders of options, is expected to be approximately $390.7 million.

In connection with, and as a condition to entering into the Merger Agreement, Acquiror required that Bessie G. Rotko, Michael J. Rotko, Judith M. Shipon and a trust established by the late Bernard B. Rotko for the benefit of certain members of his family (together, the "Rotko Entities") enter into an agreement pursuant to which they will receive 109,781 shares of the Common Stock of the Surviving Corporation equal to 11.0% of the total outstanding shares of Common Stock of the Surviving Corporation and 1,340,219 shares of newly created Series B Preferred Stock of the Surviving Corporation, in exchange for 1,000,000 shares of outstanding Preferred Stock of the Company presently held by the Rotko Entities (the "Rolled Shares"). The Rotko Entities have also been given the right, following the Merger, to appoint a representative to the Company's Board of Directors. Michael J. Rotko has been so appointed by the Rotko Entities.

The Rotko Entities also granted Acquiror an option, pursuant to a certain Stock Option Agreement, to purchase up to 4,701,464 shares of the Company's Common Stock and up to 4,730,006 shares of the Company's Preferred Stock owned by them, representing a majority of the outstanding Preferred Stock and a majority of the outstanding total voting power of the Preferred Stock and the Common Stock, voting together as a single class. The option is exercisable upon the occurrence of certain events, as set forth in more detail in the Stock Option Agreement and will terminate upon the consummation of the Merger and upon the occurrence of certain other events. The Rotko Entities also entered into certain Stockholder Agreements under which they have agreed to vote in favor of, and otherwise to support the Merger, subject to the limitations set forth therein. The affirmative vote of the shares of the Company's stock subject to the Stockholder Agreements will be sufficient to approve the Merger and the Merger Agreement.

Thomas E. Carroll, President and Chief Executive Officer, and Jay M. Kaplan, Senior Vice President-Finance and Chief Financial Officer, and such other members of management as may be selected by the Company and BRS are expected to purchase $4.2 million of the common and preferred equity of the Surviving Corporation.

The transaction is intended to be treated as a recapitalization for financial reporting purposes. The Board of Directors of the Company and a Special Committee thereof have unanimously approved the Merger Agreement and the Merger. The Merger is subject to customary closing conditions in addition to the Company's shareholder approval, including the termination or expiration of the relevant waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and funding of committed financing. On February 24, 1998, termination under the HSR Act was granted. BRS has received financing commitments for the transactions from Credit Suisse First Boston Corporation, Credit Suisse First Boston, NationsBank, N.A., NationsBanc Montgomery Securities LLC, NationsBridge LLC and Banque Nationale de Paris, which commitments are subject to certain conditions.

Simultaneously with the Merger, the Company will refinance substantially all of its existing debt except for capital leases and the Company's 7.5% Exchangeable Subordinated Debentures (the "Exchangeable Debentures") (the "Refinancing"). Pursuant to the terms of the indenture related to the Exchangeable Debentures, upon consummation of the Merger the holders of the Exchangeable Debentures will have the right to require the Company to repurchase their Exchangeable Debentures at 100% of the principal amount thereof, together with accrued and unpaid interest.

The Merger and the Refinancing are expected to be funded by (i) investments by BRS, certain persons affiliated with BRS and certain funds affiliated with Ferrer Freeman Thompson & Co. LLC and Galen Partners III (collectively, the "Investors") of approximately $109.5 million, (ii) the $4.2 million investment by various members of management, (iii) a $14.5 million investment by the Rotko Entities, (iv) funds from a new $275.0 million Senior Credit Facility, (v) funds from $265.0 million of Senior Subordinated Notes, (vi) funds from $50.0 million of Senior Discount Debentures, and (vii) existing cash balances. After consummation of the Merger, the Company anticipates it will have up to $50.0 million available for working capital, $75.0 million available to finance future acquisitions and $50.0 million available to consummate the CH Medical Acquisition under the new Senior Credit Facility.

Upon consummation of the Merger, the Investors will own approximately 82.9% of the Surviving Corporation's common stock, the Rotko Entities will own approximately 11.0% and management will own approximately 6.1%.

On January 15, 1998, a complaint, purporting to be a class action, was filed in Delaware Chancery Court, naming the Company and each of its directors as defendants and seeking to enjoin consummation of the Merger, or, in the alternative, compensatory damages. Plaintiff alleges generally that the directors have breached fiduciary duties to stockholders. The Company believes that the allegations in the complaint are completely without merit and intends to vigorously defend this case. Based on the information currently available, the Company believes that resolution of the claim will not have a material adverse effect on the operations or financial condition of the Company.

CH Medical Acquisition

The Company, through its wholly-owned subsidiary, MEDIQ/PRN Life Support Services, Inc., entered into an Asset Purchase Agreement with CH Industries, Inc., certain direct and indirect subsidiaries, including CH Medical, Inc. and subsidiaries ("CH Medical"), and certain other parties dated as of April 24, 1998, to purchase specified assets and rights of the Sellers (the "CH Medical Business") for a purchase price of approximately $50.0 million in cash, including related costs and expenses, and the assumption of certain specified obligations related to the CH Medical Business (the "CH Medical Acquisition"). The Company currently expects to finance the purchase price and related costs and expenses for the CH Medical Acquisition with $50.0 million of Term Loans under a new Senior Credit Facility to be entered into in connection with the Merger. Consummation of the CH Medical Acquisition is subject to the receipt of all statutory and regulatory consents and approvals, due diligence and other conditions of closing.

Year 2000 Compliance

The Company's internal business information systems have been analyzed for Year 2000 compliance and are Year 2000 compliant. The Company utilizes third-party network equipment and software products, which may or may not be Year 2000 compliant. While delays in the implementation of the Year 2000 solutions or failure of any critical technology components to operate properly in the Year 2000 could adversely affect the Company's operations, at this time, the Company believes that resolution of the Year 2000 issue willl not require material additional costs and will not have a material adverse effect on the Company's results of operations.


New Accounting Pronouncement

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement which improves disclosures about pensions and other postretirement benefits, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. At this time, the Company has not determined the impact the adoption of this standard will have on the Company's financial statements.

Liquidity and Capital Resources

Cash provided by operating activities was $14.7 million in the six months ended March 31, 1998, as compared to cash used in operations of $10.5 million in the prior year period. The increase was primarily attributable to improved cash flows from operations and decreased working capital requirements.

Net cash used in investing activities was $12.6 million, and principally consisted of capital expenditures for equipment.

Net cash used in financing activities consisted of debt repayments of $12.9 million partially offset by borrowings of $11.0 million.

The Company expects that its primary sources of liquidity for operating activities will be generated through cash flows from MEDIQ/PRN. The Company believes that sufficient funds will be available from operating cash flows and its current credit facility to meet the Company's anticipated operating and capital requirements.

In connection with the acquisition of the Company by Acquiror, MEDIQ/PRN is expected to issue $265.0 million Senior Subordinated Notes and enter into a new $275.0 million Senior Credit Facility and the Company is expected to issue $50.0 million Senior Discount Debentures (collectively, the "Financings") to finance a portion of the cash consideration to be paid to the holders of shares of Common Stock and Preferred Stock in the Merger, to refinance substantially all of the outstanding senior indebtedness of the Company, to pay the fees and expenses incurred in connection with the Merger and the Financings and to provide for working capital requirements. Although the definitive terms of the debt instruments to be issued in the Financings have not been finalized as of the date of this filing, the Company expects that such terms will include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and capital expenditures and pay dividends. Upon consummation of the Merger, it is expected that the Company will have substantial consolidated indebtedness. In addition, the Company expects to incur additional indebtedness in connection with its post-Merger strategy of pursuing strategic acquisitions and expanding through internal growth. Any such high leverage may have important consequences for the Company, including the following: (a) the Company's ability to obtain additional financing for such acquisitions, working capital, capital expenditures or other purposes may be impaired or any such financing may not be on terms favorable to the Company; (b) interest expense may reduce the funds that would otherwise be available to the Company for its operations and future business opportunities; (c) a substantial decrease in net operating cash flows or an increase in expenses of the Company could make it difficult for the Company to meet its debt service requirements or pay dividends or force it to modify its operations; (d) substantial leverage may place the Company at a competitive disadvantage and may make it more vulnerable to a downturn in its business or the economy generally (e) certain of such indebtedness of the Company will be at variable rates of interest, which would cause the Company to be vulnerable to increases in interest rates; (f) certain of such indebtedness will be secured by substantially all the assets of the Company and its subsidiaries, reducing its ability to obtain additional financing; and (g) the Company may be hindered in its ability to adjust rapidly to changing market conditions.

Subsequent to the Merger, the Company anticipates it will have up to $50.0 million available for working capital, $75.0 million of availability for future acquisitions, and $50.0 million of availability to consummate the CH Medical Acquisition under the new Senior Credit Facility.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

There were no material changes in the prime or LIBOR interest rates in the second quarter of fiscal 1998. Accordingly, as of March 31, 1998, after consideration of normal debt service, the fair value of the Company's variable rate debt is consistent with year-end.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended March 31, 1998



PART II.  OTHER INFORMATION

  Item 1. LEGAL PROCEEDINGS

        In February 1997, the Company was sued in the Superior Court of New Jersey by its former wholly-owned subsidiary, MHM. The suit challenged the validity of a note receivable in the original principal amount of $11,500,000 (the "MHM Note") that the Company and MHM entered into in connection with the spin-off of MHM to the Company's shareholders in August 1993. In addition, beginning in February 1997, MHM stopped making the required monthly installments on the MHM Note and, therefore, the Company gave notice to MHM of its default on the MHM Note and declared all sums outstanding under the MHM Note, to be immediately due and payable. In September 1997, as a result of continued deterioration in MHM's financial condition, the Company recorded a reserve for the remaining balance of the MHM Note, which had been partially reserved in 1996, and accrued interest on the MHM Note. In October 1997, the Company filed a motion for summary judgment against MHM. In November 1997, the Court granted summary judgment in favor of the Company and against MHM on all counts. Specifically, the Court ruled that the MHM Note was valid and enforceable. The Court also rejected MHM's request for a stay pending appeal. On April 17, 1998, the Court entered a Final Damages Order in favor of the Company in the approximate amount of $11,800,000.

  Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

        Exhibit 27       - Financial Data Schedule appears on page 18.

    (b) Reports on Form 8-K

        The Company filed the following reports on Form 8-K during and subsequent to the quarter ended March 31, 1998.

        Date of Earliest Event Requiring Report:  January 14, 1998.
        Date of Filing:         January 21, 1998
        Items Reported:         Items 5 and 7
        Subject:                Merger of MEDIQ Incorporated and MQ Acquisition
                                  Corporation, a Delaware corporation formed by Bruckmann, Rosser, Sherrill & Co., Inc.

        Date of Earliest Event Requiring Report:  April 28, 1998.
        Date of Filing          April 28, 1998
        Items Reported:         Items 5 and 7
        Subject:                Acquisition of CH Medical, Inc. by MEDIQ/PRN
                                  Life Support Services, Inc., a wholly-owned subsidiary of the Company.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended March 31, 1998





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





                                                  MEDIQ Incorporated
                                                  ------------------
                                                     (Registrant)





         May 7, 1998
         -----------
           (Date)                                 /s/ Jay M. Kaplan
                                                  ------------------------------
                                                  Jay M. Kaplan
                                                  Senior Vice President Finance
                                                  and Chief Financial Officer