Form 10-Q
period 1998-06-30
MEDIQ INC
filed 1998-08-14
CIK 350920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ---------------------------------

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 1998              Commission File Number: 1-8147
                       -------------                                      ------


                               MEDIQ Incorporated
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                              51-0219413
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation of organization)                             Identification No.)



One MEDIQ Plaza, Pennsauken, New Jersey       08110
----------------------------------------    ----------
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

As of August 7, 1998, there were 1,000,000 shares of Common Stock, par value $.01 per share, outstanding.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended June 30, 1998

                                     INDEX
                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements.

        Condensed Consolidated Statements of Operations-
        Three and Nine Months Ended June 30, 1998 and 1997
        (Unaudited)                                                           4

        Condensed Consolidated Balance Sheets-
        June 30, 1998 (Unaudited) and
        September 30, 1997                                                    5

        Condensed Consolidated Statements of Cash Flows-
        Nine Months Ended June 30, 1998 and 1997
        (Unaudited)                                                           6

        Notes to Condensed Consolidated Financial
        Statements (Unaudited)                                             7-14

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                         15-22

  Item 3.  Quantitative and Qualitative Disclosure about Market Risk.        22


PART II.  OTHER INFORMATION:

  Item 1.  Legal Proceedings                                                 23

  Item 2.  Changes in Securities and Use of Proceeds                         24

  Item 4.  Submission of Matters to a Vote of Security Holders               24

  Item 6.  Exhibits and Reports on Form 8-K.                              24-25

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended June 30, 1998






                         PART I. FINANCIAL INFORMATION

                         Item 1. Financial Statements.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                         Three Months Ended              Nine Months Ended
                                                                               June 30,                      June 30,
                                                                     -------------------------       -------------------------
                                                                        1998            1997           1998            1997
                                                                     ---------       ---------       ---------       ---------
Revenue:
  Rental                                                             $  33,706       $  31,148       $ 103,700       $  94,341
  Sales                                                                  6,692           5,327          20,671          14,785
  Other                                                                  2,543           3,150           7,549           8,548
                                                                     ---------       ---------       ---------       ---------
                                                                        42,941          39,625         131,920         117,674
Costs and Expenses:
  Cost of sales                                                          5,455           4,261          16,725          12,020
  Operating                                                             14,415          11,263          42,864          33,491
  Selling                                                                3,912           3,152          11,469           9,722
  General and administrative                                             5,186           5,803          14,534          15,837
  Non-recurring merger costs                                            34,204              --          34,567              --
  Depreciation and amortization                                         15,064           7,365          31,650          22,096
                                                                     ---------       ---------       ---------       ---------
                                                                        78,236          31,844         151,809          93,166
                                                                     ---------       ---------       ---------       ---------
Operating Income (Loss)                                                (35,295)          7,781         (19,889)         24,508
Other (Charges) Credits:
  Interest expense                                                      (7,098)         (3,283)        (14,333)        (15,205)
  Equity participation - repurchase of MEDIQ/PRN warrants                   --              --              --         (11,047)
  Gain on sale and market appreciation of Cardinal Health stock             --              --              --           9,213
  Gain on NutraMax note receivable                                          --             565              --           1,760
  Other - net                                                              235            (302)            714             842
                                                                     ---------       ---------       ---------       ---------
Income (Loss) from Continuing Operations before
    Income Taxes and Extraordinary Item                                (42,158)          4,761         (33,508)         10,071
Income Tax Expense (Benefit)                                           (15,632)          2,200         (11,744)          8,644
                                                                     ---------       ---------       ---------       ---------
Income (Loss) before Discontinued operations and
     Extraordinary Item                                                (26,526)          2,561         (21,764)          1,427
Discontinued Operations (net of taxes)                                    --            (1,092)             --          36,083
Extraordinary Item - EarLy Retirement of Debt (net of taxes)            (4,098)            (76)         (4,098)         (7,002)
                                                                     ---------       ---------       ---------       ---------
Net Income (Loss)                                                      (30,624)          1,393         (25,862)         30,508
Dividends on Preferred Stock                                            (1,600)             --          (1,600)             --
                                                                     ---------       ---------       ---------       ---------
Net Income (Loss) Available for Common Shareholders                  $ (32,224)      $   1,393       $ (27,462)      $  30,508
                                                                     =========       =========       =========       =========


            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                 June 30,        Sept. 30,
                                                                                   1998            1997
                                                                                ----------      ----------
                                                                                (Unaudited)     (See Note)
                                     Assets

Current Assets:
  Cash                                                                          $    9,203      $    3,639
  Accounts receivable - net                                                         52,315          39,686
  Inventories                                                                       18,316          13,047
  Deferred income taxes                                                              3,202           6,967
  Income taxes receivable                                                               --           4,917
  Other current assets                                                               1,077           1,495
                                                                                ----------      ----------
        Total Current Assets                                                        84,113          69,751

Property, plant and equipment - net                                                112,706         113,589
Goodwill - net                                                                      89,570          57,056
Deferred financing fees                                                             20,095           7,344
Other assets                                                                        12,250           9,812
                                                                                ----------      ----------
Total Assets                                                                    $  318,734      $  257,552
                                                                                ==========      ==========

                Liabilities and Stockholders' Eguity (Deficiency)

Current Liabilities:
  Accounts payable                                                              $   16,260      $    8,793
  Accrued expenses                                                                  19,395          23,578
  Current portion of Long-term debt                                                  1,611           7,648
                                                                                ----------      ----------

        Total Current Liabilities                                                   37,266          40,019

Senior debt                                                                        275,419         128,131
Subordinated debt                                                                  200,055          10,055
Deferred income taxes and other Liabilities                                         11,913          30,744

Mandatorily Redeemable Preferred Stock:
  Series A preferred stock                                                          79,127              --
  Series C preferred stock                                                          30,355              --

Stockholders' Equity (Deficiency)                                                 (315,401)         48,603
                                                                                ----------      ----------

Total Liabilities and Stockholders' Equity (Deficiency)                         $  318,734      $  257,552
                                                                                ==========      ==========

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

            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                         June 30,
                                                                                 -------------------------
                                                                                    1998           1997
                                                                                 ---------       ---------
Cash Flows from Operating Activities:
   Net income (Loss)                                                             $ (25,862)      $  30,508
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Income from discontinued operations                                              --         (36,083)
       Gain on sale of Cardinal shares                                                  --          (9,213)
       Equity participation - repurchase of MEDIQ/PRN warrants                          --          11,047
       Other - net                                                                  23,943           1,046
                                                                                 ---------       ---------
   Net cash used in operating activities                                            (1,919)         (2,695)
Cash Flows from Investing Activities:
   Acquisitions                                                                    (11,032)             --
   Proceeds from sale of discontinued operations                                        --         124,995
   Purchase of equipment                                                           (17,909)        (11,589)
   Collections on note receivable                                                    2,250              --
   Repurchase of MEDIQ/PRN warrants                                                     --         (12,500)
   Other                                                                               654          (2,448)
                                                                                 ---------       ---------
   Net cash provided by (used in) investing activities                             (26,037)         98,458
Cash Flows from Financing Activities:
   Repurchase of common and preferred stock                                       (377,416)             --
   Issuance of subordinated notes                                                  190,000              --
   Borrowings                                                                      151,499         214,000
   Debt repayments                                                                (133,872)       (302,228)
   issuance of Series A preferred stock                                             78,235              --
   Issuance of units                                                                75,000              --
   issuance of Series B preferred stock                                             30,000              --
   Issuance of Series C preferred stock                                             30,000              --
   Issuance of common stock                                                         10,000              --
   Deferred financing fees                                                         (20,056)         (8,874)
   Exercise of stock options                                                           130             272
                                                                                 ---------       ---------
   Net cash provided by (used in) financing activities                              33,520         (96,830)
                                                                                 ---------       ---------
Increase (decrease) in cash                                                          5,564          (1,067)
Cash:
   Beginning balance                                                                 3,639           3,219
                                                                                 ---------       ---------
   Ending balance                                                                $   9,203       $   2,152
                                                                                 =========       =========
Supplemental disclosure of cash flow information:
   Interest paid                                                                 $  11,005       $  16,760
                                                                                 =========       =========
   Income taxes paid (refunded)                                                  $  (2,788)      $   5,056
                                                                                 =========       =========
Supplemental disclosure of non-cash investing and financing activities:
   Acquisition of CH MedicaL, Inc. with term loans                               $ (48,501)             --
                                                                                 =========       =========
   Conversion of 7.25% subordinated debentures into common stock                 $      --       $   6,251
                                                                                 =========       =========

            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 1998 and the condensed consolidated statements of operations and cash flows for the nine months ended June 30, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1997 Annual Report on Form 10-K. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

Reclassification of Accounts - Certain reclassifications have been made to conform prior year balances to the current year presentation.

Note B - Inventories

Inventories, which consist primarily of disposable products and repair parts for rental equipment, are stated at the lower of cost (first-in, first-out method) or market.

Note C - The Merger

On May 29, 1998, pursuant to the terms of an Agreement and Plan of Merger dated January 14, 1998 and amended April 27, 1998 (the "Merger Agreement") between MEDIQ Incorporated (the "Company") and MQ Acquisition Corporation ("MQ"), MQ was merged into the Company (the "Merger") with the Company continuing as the surviving corporation (the "Surviving Corporation"). MQ was a Delaware corporation organized by Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS") and certain other investors solely to effect the Merger. In the Merger, holders of the Company's outstanding common stock, par value $1.00 per share, and preferred stock, par value $.50 per share, immediately prior to the Merger received, in exchange for each outstanding share of common stock or preferred stock (except for shares held directly or indirectly by the Company or MQ, the Rolled Shares (as defined below) and dissenting shares), $13.75 in cash and 0.075 of a share of a newly created Series A 13% Cumulative Compounding Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), of the Surviving Corporation. The Series A Preferred Stock has a liquidation preference of $10.00 per share.

The aggregate consideration paid in connection with the Merger was approximately $390.7 million, which amount includes $20.0 million of Series A Preferred Stock. In addition, in connection with the Merger (i) certain controlling stockholders of the Company (the "Rotko Entities") converted a portion of their preferred equity (the "Rolled Shares") in the Company into 1,340,219 shares of Series B 13.25% Cumulative Compounding Perpetual Preferred Stock, par value $.01 per share

("Series B Preferred Stock") and 109,781 shares of Common Stock, par value $.01 per share ("Common Stock"), of the Surviving Corporation, (ii) Thomas E. Carroll, Jay M. Kaplan and certain other persons selected by the Company and BRS (the "Management Stockholders") invested approximately $4.2 million in common and preferred equity of the Company, and (iii) BRS, certain entities and individuals affiliated with BRS (together with BRS, the "BRS Entities") and certain funds affiliated with Ferrer Freeman Thompson & Co. LLC and Galen Partners III, L.P. (the "Co-Investors") purchased $109.5 million of common and preferred equity of MQ (the "Equity Contribution"). The transaction has been accounted for as a recapitalization.

In connection with the Merger, (i) the Company contributed certain of its assets and liabilities (including the capital stock of all of the subsidiaries of the Company other than MEDIQ/PRN Life Support Services, Inc. ("MEDIQ/PRN") to MEDIQ/PRN (the "Reorganization"), (ii) MEDIQ/PRN entered into a new Senior Secured Credit Facility (the "New Credit Facility") with a syndicate of banks ("Senior Lenders"), (iii) all indebtedness of the Company except approximately $10.1 million of the Company's 7.5% exchangeable subordinated debentures due 2003 (the "Exchangeable Debentures") and $2.0 million of MEDIQ/PRN's capital leases were repaid (the "Refinancing"), (iv) the Company sold 140,885 units ("Units"), consisting of one 13% Senior Discount Debenture due 2009 with a principal amount at maturity of $1,000 ("Debentures") and one warrant to purchase .6474 of a share of Common Stock ("Warrants"), for gross proceeds aggregating $75.0 million in a Rule 144A private offering, and (v) MEDIQ/PRN sold $190.0 million aggregate principal amount of 11% Senior Subordinated Notes due 2008 (the "Notes") in the same Rule 144A private offering.

The authorized capital stock of the Surviving Corporation consists of (i) Common Stock, (ii) Series A Preferred Stock, (iii) Series B Preferred Stock, and (iv) Series C 13.5% Cumulative Compounding Preferred Stock, par value $.01 per share ("Series C Preferred Stock"). The BRS Entities and Co-Investors hold 829,219 shares of the Common Stock, 5,624,565 shares of the Series A Preferred Stock, 1,602,363 shares of the Series B Preferred Stock and 2,896,218 shares of the Series C Preferred Stock; the Management Stockholders hold 61,000 shares of the Common Stock, 201,551 shares of the Series A Preferred Stock, 57,417 shares of the Series B Preferred Stock and 103,781 shares of the Series C Preferred Stock; the Rotko Entities hold 109,781 shares of the Common Stock, 632,360 shares of the Series A Preferred Stock and 1,340,219 shares of the Series B Preferred Stock; and the stockholders of the Company prior to the Merger (other than the Rotko Entities) hold 1,365,030 shares of the Series A Preferred Stock.

On January 15, 1998, a complaint, purporting to be a class action, was filed in Delaware Chancery Court, naming the Company and each of its directors as defendants and seeking to enjoin consummation of the Merger, or, in the alternative, to recover compensatory damages. Plaintiff alleges generally that the directors have breached fiduciary duties to stockholders. The Company believes that the allegations in the complaint are completely without merit and intends to vigorously defend this case. Based on the information currently available, the Company believes that resolution of the claim will not have a material adverse effect on the operations or financial condition of the Company.


Note D - Long-Term Debt

In order to finance a portion of the cash consideration paid pursuant to the Merger, the Company entered into a $325.0 million New Credit Facility that replaced its former credit facility.

The New Credit Facility consists of three facilities: (i) an eight-year senior secured $200.0 million term loan facility (the "Term Loan Facility"); (ii) a six-year revolving credit facility not to exceed $50.0 million (the "Revolving Credit Facility") and (iii) a six-year senior secured acquisition facility not to exceed $75.0 million (the "Acquisition Facility"). Loans made under the Term Loan Facility are referred to as "Term Loans", advances made under the Revolving Credit Facility are referred to as "Revolving Loans" and loans made under the Acquisition Facility are referred to as "Acquisition Loans".

Borrowings under the New Credit Facility bear interest at a floating rate based upon, at MEDIQ/PRN's option, (i) the higher of the prime rate of Banque Nationale de Paris, or the federal funds effective rate plus 0.5%, plus, in the case of the Term Loans, a margin equal to 1.5%, and in the case of the Revolving Loans and the Acquisition Loans, a margin equal to 1.0%, or (ii) the London Interbank Offered Rate ("LIBOR") plus, in the case of the Term Loans, a margin equal to 2.75%, and in the case of the Revolving Loans and Acquisition Loans, a margin equal to 2.25%.

In addition, MEDIQ/PRN is required to pay commitment fees to the Senior Lenders of 0.5% per year of the undrawn portion of the commitments in respect of the facilities (subject to adjustment as set forth below). The New Credit Facility contains provisions under which commitment fees and margins on interest rates under the facilities will be adjusted in increments based on certain performance goals.

The Term Loans amortize on a quarterly basis commencing September 30, 1999. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity. Principal amounts outstanding under the Acquisition Facility on November 30, 1999 will amortize on a quarterly basis. The Term Loans, Revolving Loans and Acquisition Loans are subject to mandatory prepayments and reductions in the event of certain extraordinary transactions or issuances of debt and equity by MEDIQ/PRN or any Facility Guarantor (as defined in the Credit Agreement). Such loans are required to be prepaid with 75% of the Excess Cash Flow (as defined in the Credit Agreement) of MEDIQ/PRN or, if the Company's ratio of funded debt to pro forma EBITDA for the preceding 12-month period is less than 5.0 to 1.0, 50% of such Excess Cash Flow.

At June 30, 1998, pursuant to the terms of the New Credit Facility and/or the Indentures for the Subordinated Notes and the Discount Debentures
("Indentures"), the availability under the Revolving Credit Facility and the Acquisition Facility was limited to $25.9 million and $50.0 million, respectively.

In July 1998, the Company terminated its existing interest rate hedging contracts at a cost of approximately $600,000 which will be reflected as interest expense in the Company's fourth quarter. In addition, the Company entered into new interest rate hedging contracts. On a notional amount of $100.0 million, the Company fixed its LIBOR rate at 5.35% until July 2003 as long as the three month LIBOR rate does not exceed 6.25%. The Company must pay the actual LIBOR rate when LIBOR exceeds 6.25%. In order to mitigate its interest rate exposure for LIBOR rates above 6.25%, the Company obtained zero-cost collars with notional amounts aggregating $100.0 million with ceiling rates of 7.00% and a weighted-average floor rate of 5.03%.

The New Credit Facility contains representations and warranties, covenants, events of default and other provisions customary for credit facilities of this type. MEDIQ/PRN paid the Senior Lenders certain syndication and administration fees, reimbursed certain expenses and provided certain indemnities, in each case which are customary for credit facilities of this type.

The Notes, in the aggregate principal amount of $190.0 million, are unsecured senior subordinated obligations of MEDIQ/PRN and mature on June 1, 2008. The Notes bear interest at the rate of 11% per year, payable semiannually to holders of record at the close of business on the May 15 or November 15 immediately preceding the interest payment date on June 1 and December 1 of each year, commencing December 1, 1998.

Each Unit consists of a Debenture with a principal amount at maturity of $1,000 and one Warrant. Each Warrant entitles the holder thereof to purchase .6474 shares of Common Stock from the Company, as the Surviving Corporation of the Merger, at an exercise price of $0.01 per share, subject to adjustment. The Warrants will initially entitle the holders thereof to acquire, in the aggregate, 91,209 shares of Common Stock. The Warrants have been valued at $743,000 and are reflected as a component of Stockholders' Equity at June 30, 1998. The Debentures and the Warrants will not trade separately until the commencement of an exchange offer or the effectiveness of a shelf registration statement for the Debentures or such earlier date after July 28, 1998, as the Initial Purchasers (as defined in the Indentures) may determine (the "Separation Date").

The Debentures are unsecured senior obligations of the Company, limited to $140.9 million aggregate principal amount at maturity, and will mature on June 1, 2009. No cash interest will accrue on the Debentures prior to June 1, 2003. Cash interest will accrue on the Debentures at the rate of 13% per year from June 1, 2003, or from the most recent date to which interest has been paid or provided for, payable on June 1 and December 1 of each year, commencing December 1, 2003 to holders of record at the close of business on the May 15 or November 15 immediately preceding the interest payment date.

The interest rates on the Notes and Debentures are subject to increase in certain circumstances if the Company does not file a registration statement providing for a registered exchange offer for the Notes and the Debentures or if the registration statement is not declared effective on a timely basis or if certain other conditions are not satisfied. The Company filed such registration statement providing for a registered exchange offer on July 13, 1998. Such registration statement has not yet been declared effective by the Securities and Exchange Commission.

The Warrants may be exercised at any time after the first anniversary of the Issue Date (as defined in the Indentures); provided, however, that holders of Warrants will be able to exercise their Warrants only if a shelf registration statement relating to the Common Stock underlying the Warrants is effective or the exercise of such Warrants is exempt from the registration requirements of the Securities Act of 1933, and such securities are qualified for sale or exempt from qualification under the applicable securities laws of the states or other jurisdictions in which such holders reside. Unless earlier exercised, the Warrants will expire on June 1, 2009. The Warrants will not trade separately from the Debentures until the Separation Date.

On June 5, 1998, pursuant to the change of control provisions of the indenture for the Company's Exchangeable Debentures, the Company made a tender offer to repurchase the remaining outstanding balance of approximately $10.1 million. On July 3, 1998, the Company redeemed $9.5 million of the Exchangeable Debentures pursuant to its tender offer and received 623,595 shares of NutraMax common stock from escrow. Pursuant to the terms of the Company's stock purchase agreement with NutraMax, the Company returned the shares to NutraMax and received a $5.6 million cash payment on its note receivable from NutraMax.

Note E - Acquisitions

On May 29, 1998, the Company, through its wholly-owned subsidiary MEDIQ/PRN, purchased specified assets and rights of CH Industries, Inc., certain direct and indirect subsidiaries of CH Industries, Inc., including CH Medical, Inc. and subsidiaries ("CH Medical"), and certain other parties (the "CH Medical Business") for a purchase price of approximately $48.5 million in cash, including related costs and expenses, and the assumption of certain specified obligations related to the CH Medical Business (the "CH Medical Acquisition"). The Company financed the purchase price and related costs and expenses for the CH Medical Acquisition with the proceeds from Term Loans under the New Credit Facility (see Note D). CH Medical is a national sales, rental and service corporation specializing in patient beds, overlays, mattress replacement systems, pressure relieving pads and surfaces and other therapeutic support services.

The acquisition has been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values on May 29, 1998. The excess of the purchase price over the estimated fair values of the net assets acquired, $28.5 million, has been recorded as goodwill and is being amortized on a straight line basis over twenty years. The final allocation of the purchase price is contingent upon studies and valuations which have not yet been completed. The Company is unable to predict whether any adjustments as a result of the foregoing will have a material effect on the initial allocation of purchase price.

On June 26, 1998, the Company, through its wholly-owned subsidiary MEDIQ/PRN, acquired certain assets of National Patient Care Systems, Inc. ("NPC") for $11.0 million in cash, including related costs and expenses and contingent consideration of up to $2.8 million payable over the next two years if certain revenue targets are achieved by NPC. NPC is a provider of air support therapy rental equipment including frameless and framed integrated bed systems.

The acquisition has been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired based on the estimated fair values on June 26, 1998. The excess of the purchase price over the estimated fair values of the net assets acquired, $6.8 million, has been recorded as goodwill and is being amortized on a straight-line basis over twenty years. The final allocation of the purchase price is contingent upon studies and valuations which have not yet been completed. The Company is unable to predict whether any adjustments as a result of the foregoing will have a material effect on the initial allocation of purchase price.

The operations of CH Medical and NPC are included in the Company's Condensed Consolidated Statement of Operations from their respective effective dates of acquisition. The following pro forma financial information presents the consolidated results of operations of the Company as if the acquisitions had occurred at the beginning of the respective periods. The unaudited pro forma information is presented for comparative purposes only and does not necessarily reflect the results of operations of the Company had the acquisitions been made at the beginning of each fiscal year.


                                           Nine Months Ended   Fiscal Year Ended
                                             June 30, 1998    September 30, 1997
                                           -----------------  ------------------
Revenues                                      $158,012,000      $195,552,000
Loss before discontinued operations and
   extraordinary items                         (26,106,000)       (7,817,000)
Net income (Loss)                              (30,204,000)       19,087,000

Note F - Redeemable Preferred Stock

At June 30, 1998, redeemable preferred stock consists of 15,000,000 authorized shares, of which 10,000,000 shares have been designated as Series A Preferred Stock and 5,000,000 shares have been designated as Series C Preferred Stock as follows:



Series A, par value $.01 per share, stated value $10.00 per share,
  7,823,504 shares issued and outstanding, with a liquidation value
  of $78.2 million and accumulated dividends of $.9 million                     $ 79,127,000

Series C, par value $.01 per share, stated value $10.00 per share,
  3,000,000 shares issued and outstanding with a liquidation value
  of $30.0 million and accumulated dividends of $.4 million                       30,355,000
                                                                                ------------
                                                                                $109,482,000
                                                                                ============

Subject to the legal availability of funds, the Company is required to redeem its Series A Preferred Stock on December 31, 2011 at a redemption price equal to $10.00 per share plus all accrued and unpaid dividends. The Company, at its option, may redeem the Series A Preferred Stock at any time at the redemption prices set forth below, plus an amount equal to full cumulative dividends:

Redemption Date                                       Redemption Price Per Share
---------------                                       --------------------------
On or before December 31, 1999                               $ 11.00
On or after January 1, 2000, but
   before January 1, 2002                                    $ 10.50
On or after January 1, 2002                                  $ 10.00

Subject to the legal availability of funds, the Company is required to redeem its Series C Preferred Stock on December 31, 2012 at a redemption price equal to $10.00 per share plus all accrued and unpaid dividends. The Company, at its option, may redeem the Series C Preferred Stock at any time at an amount equal to $10.00 per share plus all accrued and unpaid dividends after distributions are made on the Series A Preferred Stock and the Series B Preferred Stock.

Accordingly, these preferred stocks subject to mandatory redemption have been presented separately outside of permanent stockholders' equity in the accompanying financial statements.

Except as required by Delaware law, the holders of the Series A Preferred Stock and Series C Preferred Stock do not have any voting rights. The holders of the Series A Preferred Stock and Series C Preferred Stock are entitled to receive dividends from the Company on each share of Series A Preferred Stock and Series C Preferred Stock at annual rates equal to $1.30 and $1.35 per share, respectively. All dividends will be cumulative and compounding, whether or not earned or declared, will accrue on a daily basis and will be payable semi-annually in arrears. Dividends with respect to the Series A Preferred Stock can only be paid to the extent funds are legally available therefor under Delaware law. Dividends with respect to the Series C Preferred Stock can only be paid to the extent funds are legally available therefor under Delaware law and all distributions have been made on the Company's Series A and Series B preferred stocks. The New Credit Facility and Indentures restrict the ability of the Company to pay cash dividends.

Upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of all shares of Series A Preferred Stock and Series C Preferred Stock then outstanding will be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount equal to $10.00 per share plus all accrued and unpaid dividends.

Note G - Common Stock and Series B Preferred Stock

Common Stock - The Company has 30,000,000 authorized shares of common stock, par value $.01 per share, with 1,000,000 shares issued and outstanding as of June 30, 1998. The holders of the Common Stock are entitled to one vote per share on all matters submitted for action by the shareholders. Subject to the rights of any holders of outstanding preferred stock of the Company, all shares of Common Stock are entitled to share in dividends as the Board of Directors may declare from time to time from legally available funds.

Series B Preferred Stock - Except as required by Delaware law, the holders of the Series B Preferred Stock do not have any voting rights. The holders of the Series B Preferred Stock are entitled to receive dividends from the Company on each share of Series B Preferred Stock at an annual rate equal to $1.325 per share. All dividends will be cumulative and compounding whether or not earned or declared, will accrue on a daily basis and will be payable semi-annually in arrears. Dividends with respect to the Series B Preferred Stock can only be paid to the extent funds are legally available therefor under Delaware law and all distributions have been made on the Company's Series A Preferred Stock. The New Credit Facility and Indentures restrict the ability of the Company to pay cash dividends.

Upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of all shares of Series B Preferred Stock then outstanding will be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount equal to $10.00 per share plus all accrued and unpaid dividends after distributions are made on the Series A Preferred Stock and before any distribution is made on any Series C Preferred Stock. The Company is not required to redeem the shares of Series B Preferred Stock. The Series B Preferred Stock has $.4 million of dividends accrued as of June 30, 1998.


Note H - New Accounting Pronouncements

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

The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is not required to adopt this standard until fiscal 1999. At this time, the Company has not determined the impact the adoption of this standard will have on the Company's financial statements.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement, which improves disclosure about pensions and other postretirement benefits, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. The Company does not believe the adoption of this standard will have a material impact on the Company's financial statements.

In July 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, is effective for fiscal years beginning after June 15, 1999, although earlier application is permitted. At this time, the Company has not determined the impact the adoption of this standard will have on the Company's financial statements.


Note I - Subsequent Events

In July 1998, the Company reached a settlement with its former wholly-owned subsidiary, MHM Services, Inc. ("MHM") which called for MHM to pay the Company $3.0 million in cash in full satisfaction of all amounts due the Company. The Company received the cash in July 1998 and will recognize the settlement in other income in the fourth quarter of fiscal 1998. The total amount due from MHM was fully reserved during fiscal years 1997 and 1996.

In July 1998, MEDIQ Mobile X-Ray Services, Inc., a subsidiary of the Company whose assets were sold in November 1996, was notified that it is the subject of an investigation by the Department of Justice and the Office of the Inspector General of the Department of Health and Human Services. The Company has not yet been informed as to the nature or scope of the investigation.

In May 1998, InnoServ Technologies, Inc. ("InnoServ") entered into a merger agreement with GE Medical Systems, Inc. ("GEMS") by which GEMS agreed to acquire InnoServ for approximately $16.0 million. No date has been scheduled for closing. Pursuant to the terms of the Company's November 1997 stock purchase agreement with InnoServ, under a change of control the Company is entitled to receive a portion of the sales proceeds. However, the calculation of the amount due to the Company is currently in dispute. Accordingly, the matter is in arbitration pursuant to the terms of the stock purchase agreement. The Company fully reserved its investment in InnoServ in fiscal 1997. The Company will recognize a gain equal to the cash proceeds when they are received.

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



            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of June 30, 1998 and results of operations for the three and nine month periods ended June 30, 1998 and 1997. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K for the year ended September 30, 1997 to which the reader is directed for additional information.

Seasonality

The Company's rental business is seasonal, with demand historically peaking during periods of increased hospital patient census, which generally occur in the winter months during the Company's second fiscal quarter.

Results of Operations

Third Quarter 1998 Compared with Third Quarter 1997

Revenues were $42.9 million for the third quarter of fiscal 1998, as compared to $39.6 million in the prior year period, an increase of $3.3 million or 8%. This revenue growth was attributable to an 8% increase in rental revenue and a 26% increase in sales partially offset by a 19% decrease in other revenue. The growth in rental revenue was achieved primarily through increased revenues from the rental of therapeutic support systems as a result of the SpectraCair acquisition in September 1997 and the CH Medical acquisition in May 1998 and increased revenues from revenue share arrangements attributable to increased volume with existing customers. These increases were partially offset by a $2.1 million or 7% decrease in the core rental business primarily as a result of a shift from rental to purchase by one of the Company's significant home healthcare customers beginning in May 1997. The increase in sales was primarily attributable to sales of medical gases which the Company initiated in the fourth quarter of fiscal 1997 and sales of disposable products, equipment, and disposable products sold through revenue share arrangements as a result of increased volume to existing customers. The decrease in other revenue was primarily attributable to the discontinuance of logistics services provided to SpectraCair as a result of its acquisition in September 1997, partially offset by increased revenues from asset management projects.

EBITDA is defined as income from continuing operations before interest, taxes, depreciation, amortization and non-recurring merger costs. The Company's definition of EBITDA may not be comparable to similarly titled measures reported by other companies. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service indebtedness in the medical equipment rental industry. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of a company's operating performance or as a measure of liquidity.

EBITDA decreased $1.1 million, or 8%, to $14.0 million in the third quarter of fiscal 1998 as compared to $15.1 million in the prior year period. The decrease was primarily attributable to the aforementioned decrease in core rental revenue and increased selling and operating expenses as the Company continued to invest in sales and operational personnel to facilitate the growth of the MEDIQ/FST (formerly SpectraCair) division, disposable sales and outsoucing activities. EBITDA margins decreased to 32.5% from 38.2% in the prior year period which was primarily attributable to the growth of sales of parts and disposables and the Company's revenue share activities which have lower margins than the Company's core rental business and the increase in selling and operating expenses.

The operating loss was $35.3 million as compared to operating income of $7.8 million for the third quarter of fiscal 1997. The decrease in operating income was primarily attributable to non-recurring merger costs aggregating $34.2 million which included compensation expense of $19.0 million recorded upon the exercise of options by employees, payment of special transaction bonuses to certain current and former members of management of approximately $6.0 million and the payment of a transaction fee of $6.0 million to BRS and a depreciation reserve of $6.0 million to write-down certain rental equipment product lines to net realizable value. Exclusive of the non-recurring merger costs and depreciation reserve, operating income decreased $2.9 million to $4.9 million as a result of increased depreciation associated with capital expenditures in addition to the decrease in EBITDA described above.

Interest expense increased 116% to $7.1 million for the third quarter of fiscal 1998 primarily as a result of the substantial increase in debt incurred in connection with the Merger and the CH Medical acquisition.

The Company's effective tax rates were disproportionate compared to the statutory rate as a result of the nondeductibility of certain goodwill amortization.


Nine Months Ended June 30, 1998 Compared with Nine Months Ended June 30, 1997

Revenues were $131.9 million for the nine months ended June 30, 1998, as compared to $117.7 million in the prior year period, an increase of $14.2 million, or 12%. This revenue growth was attributable to a 10% increase in rental revenue and a 40% increase in sales partially offset by a 12% decrease in other revenue. The growth in rental revenue was achieved primarily through revenues from the rental of therapeutic support systems as a result of the SpectraCair acquisition in September 1997 and the CH Medical acquisition in May 1998. Rental revenue also increased as a result of revenue share arrangements, the most significant of which commenced in January 1997. These increases were partially offset by a 4% decrease in the core rental business primarily as a result of a shift from rental to purchase by one of the Company's significant home healthcare customers beginning in May 1997. Exclusive of revenues from such customer, revenues from the core rental business were comparable to the prior year. The increase in sales was attributable to sales of disposable products as a result of increased volume to existing customers, revenue share arrangements, and sales of medical gases which the Company initiated in the fourth quarter of fiscal 1997. The decrease in other revenue was primarily attributable to the discontinuance of logistics services provided to SpectraCair as a result of its acquisition in September 1997, partially offset by increased revenues from asset management projects.

EBITDA was $46.3 million for the nine months ended June 30, 1998 and was comparable with the prior year period. EBITDA margins decreased to 35.1% in the current period from 39.6% in the comparable prior year period. The margin decrease was attributable to the same factors that impacted the third quarter.

The operating loss was $19.9 million for the nine months ended June 30, 1998, as compared to operating income of $24.5 million in the prior year period. The decrease in operating income was primarily attributable to the non-recurring merger costs and the depreciation reserve described above. Exclusive of the non-recurring merger costs and the depreciation reserve, operating income decreased $4.8 million to $20.7 million as a result of increased depreciation associated with capital expenditures in the current and prior year in addition to the decrease in EBITDA for the third quarter described above.

Interest expense decreased 6% to $14.3 million for the nine months ended June 30, 1998 primarily as a result of the substantial reduction of debt with the proceeds from the sales of discontinued operations in the second quarter of fiscal 1997 and reduced interest rates as a result of improved leverage in accordance with the terms of the Company's former Credit Agreement, partially offset by the substantial increase in debt incurred in connection with the Merger and the CH Medical acquisition.

The Company's effective tax rates were disproportionate compared to the statutory rate as a result of the nondeductibility of certain goodwill amortization.


Recent Developments

The Merger - On May 29, 1998, pursuant to the terms of an Agreement and Plan of Merger dated January 14, 1998 and amended April 27, 1998 (the "Merger Agreement") between MEDIQ Incorporated (the "Company") and MQ Acquisition Corporation ("MQ"), MQ was merged into the Company (the "Merger") with the Company continuing as the surviving corporation (the "Surviving Corporation"). MQ was a Delaware corporation organized by Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS") and certain other investors solely to effect the Merger. In the Merger, holders of the Company's outstanding common stock, par value $1.00 per share, and preferred stock, par value $.50 per share, immediately prior to the Merger received, in exchange for each outstanding share of common stock or preferred stock (except for shares held directly or indirectly by the Company or MQ, the Rolled Shares (as defined below) and dissenting shares), $13.75 in cash and 0.075 of a share of a newly created Series A 13% Cumulative Compounding Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), of the Surviving Corporation. The Series A Preferred Stock has a liquidation preference of $10.00 per share.

The aggregate consideration paid in connection with the Merger was approximately $390.7 million, which amount includes $20.0 million of Series A Preferred Stock. In addition, in connection with the Merger (i) certain controlling stockholders of the Company (the "Rotko Entities") converted a portion of their preferred equity (the "Rolled Shares") in the Company into 1,340,219 shares of Series B 13.25% Cumulative Compounding Perpetual Preferred Stock, par value $.01 per share ("Series B Preferred Stock") and 109,781 shares of Common Stock, par value $.01 per share ("Common Stock"), of the Surviving Corporation, (ii) Thomas E. Carroll, Jay M. Kaplan and certain other persons selected by the Company and BRS (the "Management Stockholders") invested approximately $4.2 million in common and preferred equity of the Company, and (iii) BRS, certain entities and individuals affiliated with BRS (together with BRS, the "BRS Entities") and certain funds affiliated with Ferrer Freeman Thompson & Co. LLC and Galen Partners III, L.P. (the "Co-Investors") purchased $109.5 million of common and preferred equity of MQ (the "Equity Contribution"). The transaction has been accounted for as a recapitalization.

In connection with the Merger, (i) the Company contributed certain of its assets and liabilities (including the capital stock of all of the subsidiaries of the Company other than MEDIQ/PRN Life Support Services, Inc. ("MEDIQ/PRN") to MEDIQ/PRN (the "Reorganization"), (ii) MEDIQ/PRN entered into a new Senior Secured Credit Facility (the "New Credit Facility") with a syndicate of banks ("Senior Lenders"), (iii) all indebtedness of the Company except approximately $10.1 million of the Company's 7.5% exchangeable subordinated debentures due 2003 (the "Exchangeable Debentures") and $2.0 million of MEDIQ/PRN's capital leases were repaid (the "Refinancing"), (iv) the Company sold 140,885 units ("Units"), consisting of one 13% Senior Discount Debenture due 2009 with a principal amount at maturity of $1,000 ("Debentures") and one warrant to purchase .6474 of a share of Common Stock ("Warrants") for gross proceeds aggregating $75.0 million in a Rule 144A private offering, and (v) MEDIQ/PRN sold $190.0 million aggregate principal amount of 11% Senior Subordinated Notes due 2008 (the "Notes") in the same Rule 144A private offering.

The authorized capital stock of the Surviving Corporation consists of (i) Common Stock, (ii) Series A Preferred Stock, (iii) Series B Preferred Stock, and (iv) Series C 13.5% Cumulative Compounding Preferred Stock, par value $.01 per share ("Series C Preferred Stock"). The BRS Entities and Co-Investors hold 829,219 shares of the Common Stock, 5,624,565 shares of the Series A Preferred Stock, 1,602,363 shares of the Series B Preferred Stock and 2,896,218 shares of the Series C Preferred Stock; the Management Stockholders hold 61,000 shares of the Common Stock, 201,551 shares of the Series A Preferred Stock, 57,417 shares of the Series B Preferred Stock and 103,781 shares of the Series C Preferred Stock; the Rotko Entities hold 109,781 shares of the Common Stock, 632,360 shares of the Series A Preferred Stock and 1,340,219 shares of the Series B Preferred Stock; and the stockholders of the Company prior to the Merger (other than the Rotko Entities) hold 1,365,030 shares of the Series A Preferred Stock.

On January 15, 1998, a complaint, purporting to be a class action, was filed in Delaware Chancery Court, naming the Company and each of its directors as defendants and seeking to enjoin consummation of the Merger, or, in the alternative, to recover compensatory damages. Plaintiff alleges generally that the directors have breached fiduciary duties to stockholders. The Company believes that the allegations in the complaint are completely without merit and intends to vigorously defend this case. Based on the information currently available, the Company believes that resolution of the claim will not have a material adverse effect on the operations or financial condition of the Company.

CH Medical Acquisition - On May 29, 1998, the Company, through its wholly-owned subsidiary MEDIQ/PRN, purchased specified assets and rights of CH Industries, Inc., certain direct and indirect subsidiaries of CH Industries, Inc., including CH Medical, Inc. and subsidiaries ("CH Medical"), and certain other parties (the "CH Medical Business") for a purchase price of approximately $48.5 million in cash, including related costs and expenses, and the assumption of certain specified obligations related to the CH Medical Business (the "CH Medical Acquisition"). The Company financed the purchase price and related costs and expenses for the CH Medical Acquisition with the proceeds from Term Loans under the New Credit Facility.

NPC Acquisition - On June 26, 1998, the Company, through its wholly-owned subsidiary MEDIQ/PRN, acquired certain assets of National Patient Care Systems, Inc. ("NPC") for $11.0 million in cash, including related costs and expenses and contingent consideration of up to $2.8 million payable over the next two years if certain revenue targets are achieved by NPC.

Year 2000 Compliance - The Company's internal business information systems have been analyzed for Year 2000 compliance and are Year 2000 compliant. The Company utilizes third-party network equipment and software products, which may or may not be Year 2000 compliant. While delays in the implementation of the Year 2000 solutions or failure of any critical technology components to operate properly in the Year 2000 could adversely affect the Company's operations, at this time, the Company believes that resolution of the Year 2000 issue will not require material additional costs and will not have a material adverse effect on the Company's results of operations.

New Accounting Pronouncement - The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income," which will result in disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company is not required to adopt this standard until fiscal 1999. At this time, the Company has not determined the impact the adoption of this standard will have on the Company's financial statements.

The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is not required to adopt this standard until fiscal 1999. At this time, the Company has not determined the impact the adoption of this standard will have on the Company's financial statements.

February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement, which improves disclosure about pensions and other postretirement benefits, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. The Company does not believe the adoption of this standard will have a material impact on the Company's financial statements.

In July 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, is effective for fiscal years beginning after June 15, 1999, although earlier application is permitted. At this time, the Company has not determined the impact the adoption of this standard will have on the Company's financial statements.


Liquidity and Capital Resources

Cash used in operating activities was $1.9 million in the nine months ended June 30, 1998, as compared to $2.7 million in the prior year period. The increase was primarily attributable to improved cash flows from operations and decreased working capital requirements.

Net cash used in investing activities was $26.0 million, and principally consisted of capital expenditures for equipment and the acquisition of NPC.

Net cash provided by financing activities was $33.5 million and consisted primarily of proceeds from the issuance of $190.0 million of Notes, borrowings under the New Credit Facility of $151.5 million, the issuance of Series A, Series B and Series C Preferred Stock of $138.2 million and the issuance of units for gross proceeds of $75.0 million partially offset by the repurchase of the Company's common and preferred stock of $377.4 million, the repayment of the Company's former Credit Facility of $133.9 million and deferred financing fees of $20.1 million.

The Company's principal capital requirements are to fund working capital needs, meet required debt payments, fund capital expenditures and complete planned maintenance and expansion. Management anticipates that MEDIQ/PRN's operating cash flow, together with available borrowings under the New Credit Facility, will be sufficient to meet its working capital, capital expenditure and debt service requirements on its debt obligations for the foreseeable future.

In order to finance a portion of the cash consideration paid pursuant to the Merger, the Company entered into a $325.0 million New Credit Facility that replaced its former credit facility.

The New Credit Facility consists of three facilities: (i) an eight-year senior secured $200.0 million term loan facility (the "Term Loan Facility"); (ii) a six-year revolving credit facility not to exceed $50.0 million (the "Revolving Credit Facility") and (iii) a six-year senior secured acquisition facility not to exceed $75.0 million (the "Acquisition Facility"). Loans made under the Term Loan Facility are referred to herein as "Term Loans", advances made under the Revolving Credit Facility are referred to herein as "Revolving Loans" and loans made under the Acquisition Facility are referred to herein as "Acquisition Loans".

Borrowings under the New Credit Facility bear interest at a floating rate based upon, at MEDIQ/PRN's option, (i) the higher of the prime rate of Banque Nationale de Paris, or the federal funds effective rate plus 0.5%, plus, in the case of the Term Loans, a margin equal to 1.5%, and in the case of the Revolving Loans and the Acquisition Loans, a margin equal to 1.0%, or (ii) the London Interbank Offered Rate ("LIBOR") plus, in the case of the Term Loans, a margin equal to 2.75%, and in the case of the Revolving Loans and Acquisition Loans, a margin equal to 2.25%.

In addition, MEDIQ/PRN is required to pay commitment fees to the Senior Lenders equal to 0.5% per year of the undrawn portion of the commitments in respect of the facilities (subject to adjustment as set forth below). The New Credit Facility contains provisions under which commitment fees and margins on interest rates under the facilities will be adjusted in increments based on certain performance goals.

The Term Loans amortize on a quarterly basis commencing September 30, 1999. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity. Principal amounts outstanding under the Acquisition Facility on November 30, 1999 will amortize on a quarterly basis. The Term Loans, Revolving Loans and Acquisition Loans are subject to mandatory prepayments and reductions in the event of certain extraordinary transactions or issuances of debt and equity by MEDIQ/PRN or any Facility Guarantor (as defined in the Credit Agreement). Such loans are required to be prepaid with 75% of the Excess Cash Flow (as defined in the Credit Agreement) of MEDIQ/PRN or, if the Company's ratio of funded debt to pro forma EBITDA for the preceding 12-month period is less than 5.0 to 1.0, 50% of such Excess Cash Flow.

At June 30, 1998, pursuant to the terms of the New Credit Facility and/or the Indentures for the Subordinated Notes and the Discount Debentures
("Indentures"), the availability under the Revolving Credit Facility and the Acquisition Facility was limited to $25.9 million and $50.0 million, respectively.

In July 1998, the Company terminated its existing interest rate hedging contracts at a cost of approximately $600,000 which will be reflected as interest expense in the Company's fourth quarter. In addition, the Company entered into new interest rate hedging contracts. On a notional amount of $100.0 million, the Company fixed its LIBOR rate at 5.35% until July 2003 as long as the three month LIBOR rate does not exceed 6.25%. The Company must pay the actual LIBOR rate when LIBOR exceeds 6.25%. In order to mitigate its interest rate exposure for LIBOR rates above 6.25%, the Company obtained zero-cost collars with notional amounts aggregating $100.0 million with ceiling rates of 7.00% and a weighted-average floor rate of 5.03%.

The New Credit Facility contains representations and warranties, covenants, events of default and other provisions customary for credit facilities of this type. MEDIQ/PRN paid the Senior Lenders certain syndication and administration fees, reimbursed certain expenses and provided certain indemnities, in each case which are customary for credit facilities of this type.

The Notes in the aggregate principal amount of $190.0 million, are unsecured senior subordinated obligations of MEDIQ/PRN and mature on June 1, 2008. The Notes bear interest at the rate of 11% per year, payable semiannually to holders of record at the close of business on the May 15 or November 15 immediately preceding the interest payment date on June 1 and December 1 of each year, commencing December 1, 1998.

Each Unit consists of a Debenture with a principal amount at maturity of $1,000 and one Warrant. Each Warrant entitles the holder thereof to purchase .6474 shares of Common Stock from the Company, as the Surviving Corporation of the Merger, at an exercise price of $0.01 per share, subject to adjustment. The Warrants will initially entitle the holders thereof to acquire, in the aggregate, 91,209 shares of Common Stock. The Warrants have been valued at $743,000 and are reflected as a component of Stockholders' Equity at June 30, 1998. The Debentures and the Warrants will not trade separately until the commencement of an exchange offer or the effectiveness of a shelf registration statement for the Debentures or such earlier date after July 28, 1998, as the Initial Purchasers (as defined in the Indentures) may determine (the "Separation Date").

The Debentures are unsecured senior obligations of the Company, limited to $140.9 million aggregate principal amount at maturity, and will mature on June 1, 2009. No cash interest will accrue on the Debentures prior to June 1, 2003. Cash interest will accrue on the Debentures at the rate of 13% per year from June 1, 2003, or from the most recent date to which interest has been paid or provided for, payable on June 1 and December 1 of each year, commencing December 1, 2003 to holders of record at the close of business on the May 15 or November 15 immediately preceding the interest payment date.

The interest rates on the Notes and Debentures are subject to increase in certain circumstances if the Company does not file a registration statement providing for a registered exchange offer for the Notes and the Debentures or if the registration statement is not declared effective on a timely basis or if certain other conditions are not satisfied. The Company filed such registration statement providing for a registered exchange offer on July 13, 1998. Such registration statement has not yet been declared effective by the Securities and Exchange Commission.

The Warrants may be exercised at any time after the first anniversary of the Issue Date (as defined in the Indentures); provided, however, that holders of Warrants will be able to exercise their Warrants only if a shelf registration statement relating to the Common Stock underlying the Warrants is effective or the exercise of such Warrants is exempt from the registration requirements of the Securities Act, and such securities are qualified for sale or exempt from qualification under the applicable securities laws of the states or other jurisdictions in which such holders reside. Unless earlier exercised, the Warrants will expire on June 1, 2009. The Warrants will not trade separately from the Debentures until the Separation Date.

On June 5, 1998, pursuant to the change of control provisions of the indenture for the Company's Exchangeable Debentures, the Company made a tender offer to repurchase the remaining outstanding balance of approximately $10.1 million. On July 3, 1998, the Company redeemed $9.5 million of the Exchangeable Debentures pursuant to its tender offer and received 621,830 shares of NutraMax common stock from escrow. Pursuant to the terms of the Company's stock purchase agreement with NutraMax, the Company returned the shares to NutraMax and received a $5.6 million cash payment on its note receivable from NutraMax.

The New Credit Facility and the Indentures include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and capital expenditures and pay dividends. The Company has substantial consolidated indebtedness. In addition, the Company expects to incur additional indebtedness in connection with its post-Merger strategy of pursuing strategic acquisitions and expanding through internal growth. Such high leverage has important consequences for the Company, including the following: (a) the Company's ability to obtain additional financing for such acquisitions, working capital, capital expenditures or other purposes may be impaired or any such financing may not be on terms favorable to the Company; (b) interest expense may reduce the funds that would otherwise be available to the Company for its operations and future business opportunities; (c) a substantial decrease in net operating cash flows or an increase in expenses of the Company could make it difficult for the Company to meet its debt service requirements or pay dividends or force it to modify its operations; (d) substantial leverage may place the Company at a competitive disadvantage and may make it more vulnerable to a downturn in its business or the economy generally (e) certain of such indebtedness of the Company is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (f) certain of such indebtedness is secured by substantially all the assets of the Company and its subsidiaries, possibly reducing its ability to obtain additional financing; and
(g) the Company may be hindered in its ability to adjust rapidly to changing market conditions.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In connection with the Merger, all of the Company's outstanding debt with the exception of the Exchangeable Debentures and capital leases were repaid. A comparison of the effects of material changes in interest rates from September 30, 1997 to June 30, 1998 is not meaningful. The Company's Debentures and Notes bear interest at 13% and 11%, respectively. Loans under the Company's New Credit Facility bear interest at variable rates that fluctuate with prime or LIBOR subject to the Company's interest rate hedging agreements. Accordingly, the Company does not believe it is exposed to significant market risk at this time.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended June 30, 1998



PART II. OTHER INFORMATION

  Item 1. LEGAL PROCEEDINGS

     In February 1997, the Company was sued in the Superior Court of New Jersey by its former wholly-owned subsidiary, MHM Services, Inc. ("MHM"). The suit challenged the validity of a note receivable in the original principal amount of $11,500,000 (the "MHM Note") that the Company and MHM entered into in connection with the spin-off of MHM to the Company's shareholders in August 1993. In addition, beginning in February 1997, MHM stopped making the required monthly installments on the MHM Note and, therefore, the Company gave notice to MHM of its default on the MHM Note and declared all sums outstanding under the MHM Note to be immediately due and payable. In September 1997, as a result of continued deterioration in MHM's financial condition, the Company recorded a reserve for the remaining carrying value of the MHM Note, which had been partially reserved in 1996, and the aggregate accrued interest on the MHM Note. In October 1997, the Company filed a motion for summary judgment against MHM. In November 1997, the Court granted summary judgment in favor of the Company and against MHM on all counts. Specifically, the Court ruled that the MHM Note was valid and enforceable. The Court also rejected MHM's request for a stay pending appeal. On April 17, 1998, the Court entered a Final Damages Order in favor of the Company in the approximate amount of $11,800,000. In July 1998, the Company reached a settlement with MHM which called for MHM to pay the Company $3.0 million in cash in full satisfaction of all amounts due the Company. The Company received the cash in July 1998 and will recognize the settlement in other income in the fourth quarter of fiscal 1998.

     In July 1998, MEDIQ Mobile X-Ray Services, Inc., a subsidiary of the Company, whose assets were sold in November 1996, was notified that it is the subject of an investigation by the Department of Justice and the Office of the Inspector General of the Department of Health and Human Services. The Company has not yet been informed as to the nature or scope of the investigation.

     In May 1998, InnoServ Technologies, Inc. ("InnoServ") entered into a merger agreement with GE Medical Systems, Inc. ("GEMS") by which GEMS agreed to acquire InnoServ for approximately $16.0 million. No date has been scheduled for closing. Pursuant to the terms of the Company's November 1997 stock purchase agreement with InnoServ, under a change of control the Company is entitled to receive a portion of the sales proceeds. However, the calculation of the amount due to the Company is currently in dispute. Accordingly, the matter is in arbitration pursuant to the terms of the stock purchase agreement. The Company fully reserved its investment in InnoServ in fiscal 1997. The Company will recognize a gain equal to the cash proceeds when they are received.

  Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

     As noted in Part I of this Form 10-Q, in connection with the Merger (i) each share of common stock, par value $1.00 per share, and Series A preferred stock, par value $.50 per share, of the Company outstanding immediately prior to the Merger was exchanged for (a) $13.75 in cash and
     (b) .075 of a share of Series A Preferred Stock, (ii) the Rotko Entities converted a portion of their preferred equity in the Company into Series B Preferred Stock and Common Stock, (iii) on or about May 29, 1998 the Management Stockholders purchased approximately $4.2 million in common and preferred equity of the Company pursuant to a private placement under
     Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, (iv) on May 29, 1998 the Company sold 140,885 Units for gross proceeds aggregating $75.0 million in a Rule 144A private offering and (v) on May 29, 1998 MEDIQ/PRN sold $190.0 million aggregate principal amount of Notes in the same Rule 144A private offering. Information concerning the Merger, the securities and the sale of such securities has been previously reported by the Company, in addition, the information with respect thereto contained in Part I of this Form 10-Q is hereby incorporated by reference herein.

     The Units and the Notes were sold to Credit Suisse First Boston, NationsBanc Montgomery Securities LLC and Banque Nationale de Paris (the "Initial Purchasers"). The aggregate discount to the Initial Purchasers in respect of the Units were $2,625,004 and the aggregate discount to the Initial Purchasers in respect of the Notes was $5,700,000.



  Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS

     A Special Meeting of Stockholders of the Company was held on May 27, 1998. Stockholders of the Company overwhelmingly approved the merger of the Company with MQ Acquisition Corporation, a company formed by Bruckmann, Rosser, Sherrill & Co., L.P. The following is a presentation of the voting results from the May 27, 1998 Special Stockholders' Meeting: FOR - 64,628,091; AGAINST - 22,425 and ABSTAIN - 26,172.



  Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits:

                Exhibit 4        - NPC Purchase Agreement
                Exhibit 27       - Financial Data Schedule appears on page 27.

        (b)     Reports on Form 8-K

                The Company filed the following reports on Form 8-K during the quarter ended June 30, 1998.

                Date of Earliest Event Requiring Report: April 28, 1998. Date of Filing: April 28, 1998
                Items Reported: Items 5 and 7
                Subject: Acquisition of CH Medical, Inc. by MEDIQ/PRN Life Support Services, Inc., a wholly-owned subsidiary of the Company.

                Date of Earliest Event Requiring Report:  April 24, 1998
                Date of Filing: May 20, 1998
                Items Reported: Items 5 and 7
                Subject: Proforma financial information and audited and unaudited financial statements of CH Medical, Inc.


                Date of Earliest Event Requiring Report:  May 22, 1998
                Date of Filing: May 22, 1998
                Items Reported: Items 5 and 7
                Subject:        Sale of Units by MEDIQ Incorporated and
                                Subordinated
                                Notes by MEDIQ/PRN Life Support Services, Inc.


                Date of Earliest Event Requiring Report: May 29, 1998 Date of Filing: June 15, 1998
                Items Reported: Items 1 and 7
                Subject:        Change of Control

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended June 30, 1998





                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MEDIQ Incorporated
                                   ------------------
                                      (Registrant)



August 14, 1998
---------------
  (Date)                       /s/ Jay M. Kaplan
                                   -----------------------------
                                   Jay M. Kaplan
                                   Senior Vice President Finance
                                   and Chief Financial Officer