Form 10-K
period 1998-09-30
MEDIQ INC
filed 1999-01-05
CIK 350920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

For the fiscal year ended: September 30, 1998    Commission File Number:  1-8147

                               MEDIQ Incorporated
             (Exact name of registrant as specified in its charter)

            Delaware                                      51-0219413
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

One MEDIQ Plaza, Pennsauken, New Jersey                     08110
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (609) 662-3200

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
Title of each class                                        on which registered
-------------------                                       ---------------------
7.50% Exchangeable Subordinated Debentures due 2003      American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
-------------------
Series A 13.0% Cumulative Compounding Preferred Stock,             None
         Par Value $.01

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

The number of shares outstanding of each of the registrant's classes of stock as of December 7, 1998:

                    Class
                    -----
Common Stock, Par Value $.01                                                                       1,074,823 Shares
Series A 13.0% Cumulative Compounding Preferred Stock, Par Value $.01                              7,823,506 Shares
Series B 13.25% Cumulative Compounding Perpetual Preferred Stock,
         Par Value $.01                                                                            2,999,999 Shares
Series C 13.5% Cumulative Compounding Preferred Stock, Par Value $.01                              3,000,000 Shares

There is no public market for the Company's Common Stock, and as such, there is no practicable manner to obtain an aggregate market valuation.

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

Exhibit Index appears on page 53.

     Some of the information presented in this Form 10-K constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. For additional information concerning important factors, risks and uncertainties which may cause the Company's actual results to differ materially from expectations and underlying assumptions, refer to the reports filed by the Company with the Securities and Exchange Commission.


                                     PART I

ITEM 1.  BUSINESS

Organization

     Merger, Restructuring, Refinancing and Recapitalization. Pursuant to the terms of an Agreement and Plan of Merger dated January 14, 1998, as amended, between MEDIQ Incorporated (the "Company") and MQ Acquisition Corporation ("MQ"), on May 29, 1998, MQ was merged with and into the Company (the "Merger") with the Company continuing as the surviving corporation (the "Surviving Corporation"). MQ was organized by Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS") solely to effect the Merger and acquire, together with other investors, a controlling interest in the Company. Prior to or simultaneously with the consummation of the Merger, a corporate restructuring took place in which the Company contributed the capital stock of all of its subsidiaries other than MEDIQ/PRN Life Support Services, Inc. ("MEDIQ/PRN") to MEDIQ/PRN.

     The aggregate consideration paid in connection with the Merger was approximately $390.8 million, which included $20.0 million of Series A 13.0% Cumulative Compounding Preferred Stock, par value $.01 per share ("Series A Preferred Stock") of the Surviving Corporation. In addition, in connection with the Merger (i) certain premerger controlling stockholders of the Company (the "Rotko Entities") converted a portion of their preferred equity in the Company into $14.5 million of common and preferred equity of the Surviving Corporation,
(ii) certain management personnel of the Company and certain other persons invested $4.2 million in common and preferred equity of the Surviving Corporation and (iii) BRS, certain individuals and entities affiliated with BRS and certain funds affiliated with Ferrer Freeman Thompson & Co., LLC and Galen Partners, III L.P. purchased $109.5 million of common and preferred equity of MQ.

     In the Merger, each share of the Company's existing Series A Preferred Stock, par value $.50 per share and Common Stock, par value $1.00 per share issued and outstanding immediately prior to the Merger was converted into the right to receive $13.75 in cash, without interest, and 0.075 of a share of Series A Preferred Stock of the Surviving Corporation, except that the Rotko Entities converted 1,000,000 shares of preferred stock into shares of Series B 13.25% Cumulative Compounding Perpetual Preferred Stock, par value $.01 per share ("Series B Preferred Stock") and Common Stock, par value $.01 per share ("Common Stock") of the Surviving Corporation. Options to purchase common stock outstanding at the date of the Merger became exercisable on that date. The options were exchanged for cash consideration of $13.75 for each option less the exercise price per option and 0.075 shares of Series A Preferred Stock. Additionally, shares of common and preferred stock held in treasury at the date of the Merger were cancelled.

     As a result of the Merger, each share of capital stock of MQ issued and outstanding immediately prior to the Merger was converted into and represented the same number of shares of the same class and series of capital stock of the Surviving Corporation.

     Simultaneously with the Merger, a refinancing was undertaken in which (i) the Company sold 140,885 units, each unit consisting of senior discount debentures and warrants to purchase Common Stock of the Surviving Corporation for gross proceeds of $75.0 million, (ii) MEDIQ/PRN entered into a new senior secured credit facility amounting to $325.0 million, (iii) MEDIQ/PRN sold $190.0 million principal amount of senior subordinated notes and (iv) all indebtedness of the Company except approximately $10.1 million of the 7.50% Exchangeable Subordinated Debentures due 2003 and $2.0 million of MEDIQ/PRN's capital leases was repaid.

     The authorized capital stock of the Surviving Corporation consists of (i) Common Stock, (ii) Series A Preferred Stock, (iii) Series B Preferred Stock and
(iv) Series C 13.5% Cumulative Compounding Preferred Stock, par value $.01 per share.

     For accounting purposes the Merger was treated as a recapitalization. The historical basis of the Company's assets and liabilities was not affected.

General

     The Company, through its wholly owned subsidiary MEDIQ/PRN, operates the largest critical care, life support and other movable medical equipment ("Medical Equipment") rental business in the United States. Through its national distribution network, the Company serves more than 5,000 hospitals, alternate care and home care providers, nursing homes and other health care providers nationwide. The Company rents over 650 different types of Medical Equipment, including adult and infant ventilators, adult, infant, neonatal and fetal monitors, infusion and suction pumps, incubators, infant warmers, pulse oximeters, sequential compression devices and oxygen concentrators. In addition, the Company rents therapeutic support surfaces, overlays and mattresses ("Support Surfaces").

     In addition to its core rental business, the Company sells a variety of disposable products, accessories and repair parts ("Parts and Disposables") to its customers primarily for use with the types of Medical Equipment and Support Surfaces that it rents. Additionally, the Company provides several outsourcing services ("Outsourcing Services") to health care providers. The Company's Outsourcing Services and sales of Parts and Disposables complement the Company's core rental business, as they enable the Company to generate incremental revenues within an existing customer relationship and leverage the Company's extensive distribution network and broad customer base.

     The Company believes that rentals of Medical Equipment and Support Surfaces and outsourcing of non-core functions of hospitals and other health care providers have benefited from certain industry trends. In recent years, hospitals have faced increasing pressure to reduce operating costs and capital expenditures, while continuing to offer state-of-the-art health care. Equipment rental programs can be more cost effective for health care providers than the purchase or lease of Medical Equipment and Support Surfaces because they enable health care providers to incur the cost for equipment only when demand for such equipment exists, thus increasing the providers' equipment utilization rates, decreasing their overall cost structure and/or minimizing technological obsolescence of equipment. Additionally, by outsourcing activities such as asset management and repair and maintenance to third parties, hospitals and other health care providers can reduce operating costs and increase efficiency.

     Rentals. The Company rents its Medical Equipment and Support Surfaces inventory to customers through 101 branch locations in major metropolitan areas nationwide. Such locations operate 24 hours a day, 365 days a year, with deliveries of patient ready equipment typically made to customers within two hours of a request. The Company's customers receive a full range of rental and related services, including equipment delivery, inspection, maintenance, repair and documentation. The acquisition by the Company of SpectraCair in September 1997, CH Industries in May 1998 and National Patient Care in June 1998 broadened its equipment rental product lines to include rentals of Support Surfaces. See "Acquisitions and Disposals" for additional information on these acquisitions.

     In addition to standard rentals, the Company has entered into several revenue share arrangements with original equipment manufacturers ("OEMs") in which the Company rents Medical Equipment and Support Surfaces and sells disposable products produced by the OEMs to the Company's customers. Because the OEMs own the equipment and/or disposable products, such arrangements permit the Company to generate additional revenues without any additional capital or inventory investments.

     Parts and Disposables. The Company sells a variety of Parts and Disposables to its customers, primarily for use with the types of Medical Equipment and Support Surfaces it rents. The sales of such Parts and Disposables complement the Company's Medical Equipment and Support Surfaces rental business. The Company distributes products to its customers to enable them to fill smaller turnaround needs more quickly and to smaller health care providers who do not meet minimum order requirements of major medical supply distributors. The Company currently supplies disposable products through a leased, centralized distribution center located in Salt Lake City, Utah, through a Company operated facility in Pennsauken, New Jersey and in certain instances from branch office locations. The Company also sells repair parts to its customers for the repair of their owned equipment.

     Outsourcing Services. To address the needs of hospitals and other health care providers to better manage their assets and increase profits, the Company offers customers the following Outsourcing Services: (i) a Comprehensive Asset Management Program ("CAMP") which analyzes the critical care equipment activity of a customer and provides a variety of logistics and outsourcing services designed to manage, track and service the customer's movable medical equipment;
(ii) a biomedical service which provides inventories, safety inspections, preventive maintenance and repairs for most critical care equipment; (iii) a logistics and distribution service to assist equipment manufacturers in reducing their distribution costs through utilization of the Company's nationwide branch office network; (iv) a medical gas supply program designed to complement the Company's respiratory equipment rentals and provide "one stop" service to health care providers in a fragmented market; and (v) a health care consulting and management service designed to assist the Company's customers in the management of their businesses.

     The Company was incorporated under the laws of the State of Delaware in 1977. The principal executive offices of the Company are located at One MEDIQ Plaza, Pennsauken, New Jersey 08110, and its telephone number is (609) 662-3200.

Acquisitions and Disposals

     On May 29, 1998, the Company purchased specified assets and rights from CH Industries, Inc. ("CHI"), certain of its subsidiaries (including CH Medical, Inc.) and certain other parties related to the manufacture, sale and rental of specialty beds and Support Surfaces (the "CH Medical Business"). The purchase price was $48.5 million in cash (subject to adjustment based on closing net asset covenants), including related costs and expenses, and assumption of certain obligations related to the CH Medical Business. CHI developed various medical products utilized in patient care treatment and therapy. In addition to its development of medical products, CHI was a national sales, rental and service corporation specializing in patient beds, overlays, mattress replacement systems, pressure relieving pads and surfaces and other therapeutic support surfaces, with approximately 75 business locations nationwide. CHI developed, among other things, technology used in the manufacture of beds and frameless systems for hospitals, extended care facilities and homes to effectively treat the severe conditions and complications inherent to patients who are bed confined. Its product offerings included a complete line of portable pressure relieving products to provide hospitals and extended care facilities with an array of bed therapies in a cost effective manner.

     On June 26, 1998, the Company acquired certain assets of National Patient Care Systems, Inc. ("NPC") for $11.0 million in cash, including related costs and expenses, and contingent consideration of up to $2.8 million payable over the next two years if certain revenue targets are achieved. NPC was a provider of air support therapy rental equipment including frameless and framed integrated bed systems.

     In November 1997, the Company sold to InnoServ Technologies ("InnoServ") all of the 2,026,483 shares of InnoServ common stock owned by the Company, together with a warrant to acquire additional shares of InnoServ common stock. No cash payment was made by InnoServ, however, the parties agreed to terminate a noncompete covenant relating to maintenance and repair services. In addition, in the event of a change of control of InnoServ before September 30, 1998, the Company would be entitled to certain payments from the acquiring party. InnoServ was acquired in May 1998, and in September 1998, the Company received $2.9 million, net of expenses, in settlement of the amounts due the Company.

Industry Overview

     The United States health care system includes a variety of health care providers such as acute care hospitals, nursing homes, surgicenters, sub-acute care facilities, specialty clinics and home health care providers. These health care providers normally spend substantial sums on obtaining capital equipment, including movable medical equipment. Hospitals have a number of options in obtaining this equipment, including purchase, lease and rental. Historically, hospitals favor the purchase option in meeting a substantial portion of their movable medical equipment needs. However, the Company believes that a variety of trends favor a rental alternative to purchase or lease, including the substantial cost containment pressures under which health care providers currently operate.

     The cost containment pressures on health care providers have increased greatly during the past decade as a result of Federal regulations that have significantly affected the extent of reimbursement under Medicare's prospective payment system. Changes to the Medicare program adopted in 1991, which are being phased in over a 10 year period, call for medical equipment cost reimbursement at rates established by the Health Care Financing Administration that may or may not reflect health care providers actual equipment costs. The Company believes that the current reform efforts will focus on cost containment in health care and may reduce levels of reimbursement by Medicare as well as other third party payors. The Company believes that other third party payors of medical expenses have followed or will follow the Federal government in limiting reimbursement for medical equipment costs through measures including preferred provider arrangements, discounted fee arrangements and capitated (fixed patient care reimbursement) managed care arrangements. Moreover, the Company believes that various current legislative proposals will continue the momentum toward health care related consolidations, acceleration of managed care and the formation of integrated delivery systems and that the cost containment pressures on health care providers will continue to intensify.

     As a result of these cost containment pressures, the Company believes that health care providers will increasingly seek to reduce their capital expenditures, including expenditures on movable medical equipment. Because the Medicare system is, to an increasing extent, reimbursing health care providers at fixed rates unrelated to actual capital costs, hospitals and other health care providers have an incentive to manage their capital costs more efficiently. Providers may better manage their capital costs by replacing fixed capital costs with variable operating costs. In the case of movable medical equipment, these fixed costs include equipment acquisition costs and the substantial costs associated with servicings necessary to maintain the equipment. Consequently, many entities may elect to rent equipment, rather than incur the substantial capital related costs associated with owning or leasing equipment for which they may not be reimbursed during non use periods.

Medical Equipment and Support Surfaces Rentals

     The Company operates the largest Medical Equipment rental business in the United States, serving more than 5,000 hospitals, alternate care and home care providers, nursing homes and other health care providers nationwide. The Company believes it offers the broadest selection of Medical Equipment for rent in the country, and believes it is better positioned than any of its rental competitors to be a "single source" supplier of Medical Equipment to its customers. The Company offers its customers a wide selection of rental programs including (i) daily, weekly or monthly rentals with fixed rate terms, (ii) longer term rentals with pricing related to the length of the rental term and (iii) usage rentals on a per use, per hour or per day basis.

     The Company rents its inventory to customers through 101 branch office locations in major metropolitan areas nationwide. This extensive geographic presence enables the Company to service national chains as well as local and regional facilities. The Company's locations operate 24 hours a day, 365 days a year, with deliveries of patient ready equipment typically made to customers within two hours of a request. The Company's customers receive a full range of rental and related support services, including equipment delivery, inspection, maintenance, repair and documentation, from the Company's staff of experienced biomedical technicians and customer service representatives.

     Convenient Service. Medical Equipment and Support Surfaces inventories are maintained at each Company location. The Company utilizes a centralized order entry and dispatching system. Most orders nationwide are received by telephone at the Company's Pennsauken, New Jersey headquarters, and scheduling and routing of equipment delivery is made from this site. Upon return, equipment is inspected, cleaned and tested at the branch location before being designated as available for rental. Routine service and repair work is performed at each local branch office. If major service or repair is necessary, the equipment is shipped to one of the Company's two repair facilities in Pennsauken, New Jersey and Santa Fe Springs, California. The Company's state-of-the-art information and inventory systems have the capacity to track essential activities, including equipment availability, training, repair and maintenance, delivery and pickup, pre-delivery inspections, major inspections and call backs.

     Diverse Product Offering. The Company's inventory includes equipment used in respiratory care, emergency, neonatal intensive care, medical and surgical intensive care, central supply and sterile processing and distribution, biomedical engineering, surgery, labor and delivery, and anesthesia/recovery. The Company rents over 650 types of equipment and believes it offers the most complete selection of Medical Equipment for rent in the country. The following is a list of the principal types of Medical Equipment available:

Adult, Infant and Portable Ventilators                  Oxygen Concentrators
Compressors/Nebulizers/Pulmonary Aids                   Defibrillators
Continuous Passive Motion Machines                      Cold Therapy Units
Cribs and Bassinets                                     Scales
Heat Therapy Units                                      Hypo/Hyperthermia Units
Incubators/Isolettes                                    Infant Warmers
Monitors                                                Pediatric Aerosol Tents
Nasal CPAP and BiPap Units                              Pressure Reduction Units
Phototherapy and Bilirubin Lamps                        Pulse Oximeters
Sequential and Uniform Compression                      Infusion Pumps
  Devices                                               Telemetry Units
Suction Units

     In addition to the above, the Company also provides Support Surfaces on a rental basis to health care providers through its MEDIQ/FST division. MEDIQ/FST purchases and supplies Support Surfaces that are installed on top of standard hospital beds. MEDIQ/FST's products are utilized in the treatment of bedridden patients where Support Surfaces are employed to treat problems such as skin ulcers. Presently, most health care providers rent specialized beds to treat these problems, and rental of such beds can be expensive. The Company believes that MEDIQ/FST's products match the clinical efficacy of the specialized beds at substantially lower prices. MEDIQ/FST has recently expanded its product line to include additional specialized products designed for obese patients (bariatrics), specialized seating products and passive restraint systems. As health care providers continue to face margin pressure and more revenues become capitated and fee-for-service based, the Company believes MEDIQ/FST can provide a lower cost, clinically equivalent alternative.

     OEM Partnerships. In addition to standard Medical Equipment and Support Surfaces rentals, the Company has entered into several revenue share arrangements with OEMs in which the Company rents movable medical equipment and sells disposable products produced by the OEMs to the Company's customers. The Company pays the OEMs a fee based upon a percentage of the amount billed to the customer. Under such arrangements, because the OEMs own the equipment and/or the disposable products, the Company is able to generate additional revenues without any additional capital or inventory investments.

Sales of Parts and Disposables

     The Company sells a variety of Parts and Disposables to its customers primarily for use with the types of Medical Equipment and Support Surfaces it rents. The sales of such Parts and Disposables complement the Company's rental business. The Company distributes products to its existing rental customers to enable them to fill smaller turnaround needs more quickly and to smaller health care providers that do not meet minimum order requirements of major medical supply distributors. The Company currently supplies disposable products primarily through the Salt Lake City, Utah and Pennsauken, New Jersey locations. The Company maintains a base level of disposable products inventory at each branch office to provide immediate delivery of certain products on an emergency basis. The Company also sells repair parts to customers for the repair of their owned equipment. This enables the Company to generate incremental revenues within an existing customer relationship. To support the growth of its Parts and Disposables business, the Company has a sales and marketing operation incorporating telephone sales, direct mail and trade publication advertising.

Outsourcing Services

     To enable health care providers to better manage their assets and increase profitability, the Company offers a range of Outsourcing Services. Each Outsourcing Service leverages the Company's extensive distribution network and broad customer base. These services include (i) CAMP, which analyzes the critical care equipment activity of a customer and provides a variety of consulting services designed to manage, track and service the customer's movable medical equipment, (ii) a biomedical service which provides inventories, safety inspections, preventive maintenance and repairs for most critical care equipment through a team of experienced biomedical technicians, (iii) a logistics and distribution service to assist equipment manufacturers in reducing their distribution costs through utilization of the Company's nationwide branch office network, (iv) a medical gas supply program designed to complement the Company's respiratory equipment rentals and (v) a health care consulting and management service designed to assist the Company's customers in the management of their businesses.

     Asset Management. The Company's CAMP programs enable clients to contract with the Company to supply all elements of their critical care equipment management needs. CAMP includes a variety of consulting services for patient care equipment, including providing on site personnel, equipment processing, maintenance, patient billing, documentation and tracking services. CAMP contracts are typically three to five years in duration.

     CAMP focuses on increasing the utilization of hospital owned assets. Under CAMP, the Company's asset management team and the customer determine benchmarks and goals to be met. The Company thereafter conducts quarterly business reviews to assess progress and provides the customer with detailed documentation regarding equipment utilization trends, thereby greatly aiding in capital budget planning. CAMP customers benefit through the reduction of central supply and biomedical staff (some of whom may be employed by the Company in its outsourcing programs), lower equipment maintenance expenses, the reduction of capital expenditures related to equipment, increased equipment utilization and an increase in captured patient charges. Even with a highly capitated payer mix, a portion of this revenue may be recovered by the customer for other uses. Additionally, CAMP provides hospital customers with clear cost data which can assist in negotiations with managed care contracts.

     The Company also offers its CAMP Plus logistics program that provides similar management services for multi site health care networks to manage, service and transport movable patient care equipment. A proprietary bar code based asset management system provides customers optimum utilization of owned equipment. This system provides information used to track equipment, capture lost patient charges, control inventory and equipment migration, reduce the need for supplemental rentals and manage overall capital planning. The Company also has programs in which it acquires all or some of the customer's equipment and rents the equipment back to the customer, eliminating the customer's burdens of ownership, underutilization and seasonal usage.

     Biomedical Services. The Company performs inventories, safety inspections, preventative maintenance and repairs for most brands and models of Medical Equipment and Support Surfaces owned by the Company, health care organizations and other third parties through a team of experienced biomedical technicians. Service and repairs can be performed on site. Pick up and delivery is also available for servicing at any of the Company's branch locations or two major service centers.

     Other Services. The Company offers a logistics and distribution service to health care providers and equipment manufacturers to reduce their distribution costs through utilization of the Company's national branch office network.

     The Company also offers a medical gas administrative management service to health care providers to enable such providers to centralize the purchasing function for bulk liquid oxygen, portable and semiportable oxygen containers and high pressure gas cylinders for a variety of medical gas products. Health care facilities traditionally purchase medical gases from a large number of local suppliers. The market is fragmented, and historically there has been a lack of price stability. Health care providers have been unable to purchase these gases on a cost effective basis, and often pay different prices for the same product in different locations. This program offers competitive pricing and price standardization for many locations, elimination of multiple local vendor contracts, reduction in the time to process supplier invoices and improved purchasing efficiencies with a single source contract.

     MEDIQ Management Services, a subsidiary of MEDIQ/PRN, provides consulting services to the acute care hospital industry and provides management services to several diagnostic imaging centers. This business primarily works with clients in the mid-Atlantic states providing consulting services ranging from logistics to corporate planning. MEDIQ Management Services also serves as an internal consultant for the Company in integrating the Company's product offerings, extracting synergies from complementary businesses and maximizing utilization of the Company's established infrastructure.

Quality Assurance

     Quality control, quality assurance and risk management procedures are conducted for all of the Company's Medical Equipment and Support Surfaces by trained biomedical technicians to ensure compliance with safety, testing and performance standards at all branch offices. All Medical Equipment and Support Surfaces are serviced and tested prior to delivery to customers in accordance with the Company's Safety and Performance Inspection Program, which is primarily derived from the Emergency Care Research Institute's programs. Most types of Medical Equipment and Support Surfaces rented by the Company require routine servicing at scheduled intervals based upon hours of usage or passage of time, including complete testing and inspection of all components that may need to be replaced or refurbished. Routine servicing is conducted by the Company's trained personnel at all of its branch locations. Major repairs are performed by its biomedical equipment technicians at the Pennsauken, New Jersey and Santa Fe Springs, California facilities.

Customers

     The Company's customer base is composed of proprietary national and regional hospital chains ("National Providers"), group purchasing organizations ("GPOs") and acute and non-acute health care facilities and organizations. In total, the Company services more than 5,000 hospitals, alternate care and home care providers, nursing homes and other health care providers. For fiscal 1998, no single account represented 10% or more of total revenues.

     National Provider contracts generally require that associated individual hospitals fill their rental needs with the Company, although the level of compliance by local providers varies among the contracts. The Company also contracts with GPOs, which provide their members the opportunity to purchase or rent products at reduced prices. The GPOs do not require members to purchase or rent from a particular supplier to the GPO, and many health care providers are members of more than one GPO.

Competition

     The movable medical equipment rental industry is highly competitive and the Company, which operates throughout the United States, encounters competition in all locations in which it operates. Competition is generated from (i) national, regional and local medical equipment rental and leasing companies and medical equipment distributors which rent medical equipment to health care providers, (ii) medical equipment manufacturers which sell medical equipment directly to health care providers and which the Company believes generate the strongest competition and (iii) general leasing and financing companies and financial institutions, such as banks, which finance the acquisition of medical equipment by health care providers. The Company believes that key factors influencing the decision in selecting a medical equipment rental vendor include availability and quality of medical equipment, service and price. The Company faces competitive pressure in all of its markets from existing competitors and from the potential entry by new competitors.

Suppliers

     The Company acquires substantially all of its Medical Equipment, Support Surfaces and Parts and Disposables from approximately 100 suppliers. The Company has entered into two long term agreements to purchase approximately $14.5 million of equipment and parts and disposable products over the next fiscal year. The Company is not dependent upon any single supplier and believes that alternative purchasing sources of Medical Equipment, Support Surfaces and Parts and Disposables are available to the Company.

     The Company is currently in dispute with one of the vendors with whom it has a significant long term agreement. The vendor wishes to terminate the agreement, but the Company intends to vigorously defend its rights under the agreement. Although the Company does not know the ultimate outcome of such dispute, the Company believes any such resolution will not have a material adverse effect on the Company's results of operations. (See Footnote K to the Consolidated Financial Statements included elsewhere herein.)

Segments

     The Company operates primarily in one business segment. The Company rents Medical Equipment and Support Surfaces and distributes a variety of disposable products, accessories and repair parts used with the equipment and surfaces it rents. In fiscal 1998, this segment represented more than 90% of the Company's consolidated revenues and assets.

Employees

     As of September 30, 1998 there were 1,271 employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with employees are satisfactory.

Governmental Regulation

     The Company's businesses are subject to Federal, state and local laws, rules and regulations relating to the operation of such businesses.

     The Company's customers are subject to documentation and safety reporting standards with respect to the medical equipment they use, including standards established by the following organizations and laws: the Joint Commission on Accreditation of Healthcare Organizations, the Association for Advancement of Medical Instrumentation and the Safe Medical Devices Act of 1990.

Some states and municipalities also have similar standards and laws. The Company's CAMP programs help customers meet documentation and reporting needs under these standards and laws. As a provider of services related to these needs, the Company may be subject to liability for violating, directly or indirectly, these standards and laws.

     Manufacturers and certain providers of the Company's Medical Equipment and Support Surfaces are subject to regulation by agencies and organizations such as the Food and Drug Administration ("FDA"), Underwriters Laboratories, the National Fire Protection Association and the Canadian Standards Association. The FDA regulates companies which manufacture, prepare, propagate, compound or process medical devices. Device manufacturers must comply with registration and labeling regulations, submit premarket notifications or obtain premarketing approvals, comply with medical device reporting, tracking and post market surveillance regulations and device good manufacturing practices ("GMPs") and are subject to FDA inspection. The GMP regulations specify the minimum standards for the manufacture, packing, storage and installation of medical devices, and impose certain record keeping requirements. The FDA currently does not regulate as device manufacturers the Company or organizations which provide similar services as the Company. However, any company which services, repairs or reconditions medical devices could be subject to regulatory action by the FDA if its activities cause the devices to become adulterated or mislabeled. In addition, no assurance can be given that in the future the FDA will not regulate as device manufacturers companies such as the Company, which acquire ownership of devices, recondition or rebuild such devices and rent them to customers or which service, repair or recondition devices owned by others. The foregoing laws and regulations that are directly applicable to manufacturers of medical equipment became applicable to the Company upon acquisition of CH Medical. In November 1998, the Company closed the manufacturing facility and operation it acquired from CH Medical and now purchases the products from an independent third party.

     Federal laws and regulations generally prohibit the offer, payment, solicitation or receipt of any form of remuneration in return for referring or arranging for the referral of a person for the furnishing or arranging for the furnishing of items or services reimbursable under the Medicare or Medicaid programs, or in return for the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare or Medicaid. In addition, Federal law and regulations also generally prohibit physicians from referring patients to entities with which the physicians have financial relationships, including ownership interests and compensation arrangements. Various exceptions are contained in Federal laws and regulations. Many states have similar anti-kickback and anti-referral laws and regulations, and similar laws barring or restricting referrals. Noncompliance with Federal and state anti-kickback and anti-referral laws and regulations can result in criminal and civil penalties and exclusion from participation in Medicare and Medicaid programs.

     The Company enters into various contractual and other arrangements with health care providers and other persons who are subject to the laws and regulations referred to above, and who are possibly in a position to refer or arrange for the referral of business to the Company. In addition, as a health care provider reimbursed under the Medicare and Medicaid programs, the Company is subject to the foregoing anti-kickback and anti-referral laws and regulations. The Company believes that its operations comply in all material respects with all applicable anti-kickback, anti-referral and similar laws and regulations.

     The Company's business may be significantly affected by, and the success of its growth strategies may depend on, the availability and nature of reimbursements to hospitals and other health care providers for their medical equipment costs under Federal programs such as Medicare, and by other third party payors. Under this system of reimbursement, Medicare related equipment costs are reimbursed in a single, fixed rate, per discharge reimbursement. As a result of the prospective payment system, the manner in which hospitals incur equipment costs (whether through purchase, lease or rental) does not impact the extent of hospitals' reimbursement. Because the Medicare system, to an increasing extent, reimburses health care providers at fixed rates unrelated to actual equipment costs, hospitals have an incentive to manage their capital related costs more efficiently and effectively. The Company believes that hospitals will continue to benefit from cost containment and cost efficiency measures, such as converting existing fixed equipment costs to variable costs through rental and equipment management programs.

     In addition, the Company is subject to Federal, state and local laws, rules and regulations relating to the protection of the environment, including laws, rules and regulations governing the use, management and disposal of hazardous and nonhazardous substances. As the owner and operator of real property, the Company could become subject to liability under certain environmental laws for the cleanup of contaminated properties relating to current or historical operations. The Company is not aware of any such threatened or pending cleanup liabilities, and believes that it complies with all applicable environmental laws.

Seasonality

     The Company's business is seasonal with demand historically peaking during periods of increased hospital census, which generally occurs in the winter months during the Company's second fiscal quarter.

ITEM 2.  PROPERTIES

     The Company's principal facility, containing 116,400 square feet, is located in Pennsauken, New Jersey, where the Company's corporate offices and a portion of its operating activities are located. Major repairs of Medical Equipment and Support Surfaces are also performed at this facility as well as at a 18,700 square foot leased maintenance facility located in Santa Fe Springs, California. The Company operates through 101 branch office locations in major metropolitan areas nationwide. Eighty-eight of these sites contain office and warehouse space and are leased by the Company. The remaining 13 office locations are operated by independent distributors. None of the leases are with parties affiliated with the Company. The Company believes that the properties owned and leased by it are adequate for its operations.

ITEM 3.  LEGAL PROCEEDINGS

     On January 15, 1998, Crandon Capital Partners, a stockholder of the Company, sued the Company and each of the Company's directors in Delaware Chancery Court, alleging breaches of fiduciary duties in connection with the approval of the Merger by the directors of the Company and the related transactions. The complaint purports to be a class action complaint and plaintiff seeks to recover compensatory damages. Based on information currently available, the Company believes that this claim is without merit and that the resolution thereof will not have material adverse effect on the operations or financial condition of the Company.

     In July 1998, MEDIQ Mobile X-Ray Services, Inc., a subsidiary of MEDIQ/PRN whose assets were sold in November 1996, was notified that it is the subject of an investigation by the Department of Justice and the Office of the Inspector General of the Department of Health and Human Services. The Company has not yet been informed of the nature or scope of the investigation.

     On October 16, 1998 the Company filed a complaint in the Superior Court of New Jersey, Camden County against Siemens Medical Systems, Inc. in connection with the latter's attempted termination of a Distribution Agreement between the parties. The lawsuit seeks declaratory relief and monetary damages for breach of contract, common law fraud, breach of the implied covenant of fair dealing and statutory violations. The litigation is in its preliminary stages.

     Other than the foregoing matters, the Company is not a party to any material pending legal proceedings. The Company is subject to ordinary litigation incidental to the conduct of its businesses and the ownership of its properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1998.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     No established public trading market exists for the Company's Common Stock. As of December 7, 1998, there were 46 holders of record of the Company's Common Stock.

     The Company did not pay any dividends in fiscal 1998 or 1997. Terms of the Senior Secured Credit Facility and the indentures related to the Company's indebtedness limit the Company's ability to pay dividends with respect to any of its capital stock. The Company does not anticipate paying dividends in the foreseeable future. Accrued and unpaid dividends on any cumulative preferred stock series are added to its liquidation value or reflected as long term liabilities.

     On September 3, 1998, 74,823 shares of Common Stock, par value $.01 were sold to certain management personnel of the Company in a private placement exempt from registration under Rule 506 of the Securities Act of 1933, as amended. Aggregate proceeds of $.7 million received by the Company were used for general corporate purposes.

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

                                                                      Year Ended September 30,
                                            ---------------------------------------------------------------------------
                                             1998 (1)           1997              1996            1995 (2)       1994
                                            ---------         ---------         --------         ---------    ---------
                                                              (in thousands, except per share amounts)
Summary Statement of Operations Data:

Revenues                                    $180,916          $155,960          $136,066         $132,241      $ 81,498
Operating (loss) income                      (18,704)           29,504            25,446           24,202         1,354
Interest expense                             (27,894)          (19,107)          (27,307)         (29,241)      (21,335)
Other income (charges) - net (3)               5,072            (7,504)           (4,695)           1,381         7,381
(Loss) Income from continuing operations
   before income taxes                       (41,526)            2,893            (6,556)          (3,658)      (12,600)
Loss from continuing operations              (29,071)           (2,241)           (6,178)          (3,346)       (8,254)

Basic Per Common Share: (4)
Loss from continuing operations             $  (2.05)         $   (.09)         $   (.25)        $   (.14)     $   (.34)



                                                                              September 30,
                                            ----------------------------------------------------------------------------
                                             1998 (1)           1997              1996             1995          1994
                                            --------          --------          ---------        ---------     ---------
                                                                             (in thousands)
Summary Balance Sheet Data:

Current assets                              $ 86,813          $ 69,751          $ 45,103         $ 44,436      $ 35,041
Investments in discontinued operations            --                --            64,967           70,162        99,911
Property, plant and equipment - net          103,917           113,589           122,706          132,823       149,051
Total assets                                 309,218           257,552           308,423          334,169       377,795
Current liabilities                           37,039            40,019            45,614           64,685        59,610
Senior debt, net of current portion          277,490           128,131           192,461          136,949       162,436
Subordinated debt, net of current            190,514            10,055            41,229           81,907       103,388
Mandatorily redeemable preferred stock       113,037                --                --               --            --
Stockholders' equity (deficiency)           (325,353)           48,603            17,445           31,517        36,280


                See Notes to Selected Consolidated Financial Data

Notes to Selected Consolidated Financial Data

(1) On May 29, 1998, the Company effected a Merger accounted for as a recapitalization. The historical basis of assets and liabilities were not changed. In connection with the Merger, new capital stock was issued, debt was refinanced and additional debt incurred to finance the Merger and acquisition of the CH Medical Business. In addition, the Company's results of operations and financial position reflect the incremental effects of the acquisition of the CH Medical Business in May 1998 and National Patient Care Systems, Inc. in June 1998. Operating loss includes nonrecurring merger and acquisition expenses of $35.0 million.

(2) In September 1994, MEDIQ/PRN acquired the critical care and life support rental equipment inventory of Kinetic Concepts, Inc. The purchase price, which was primarily financed with long term debt, approximated $88 million, including transaction costs and the assumption of certain capital lease obligations.

(3) Fiscal 1998 includes a cash settlement on the fully reserved note receivable from MHM Services, Inc. ("MHM") of $3 million, recognition of discount on a note receivable with NutraMax Products, Inc. ("NutraMax") of $1.1 million and interest income of $.9 million.

     Fiscal 1997 includes an equity participation charge for the repurchase of MEDIQ/PRN warrants of $11 million, a gain on the sale of Cardinal stock of $9.2 million, a reserve on amounts due from MHM of $5.5 million, the write off of deferred acquisition costs of $4 million, a gain on the NutraMax note receivable of $1.8 million and interest income of $2.1 million.

     Fiscal 1996 includes a reserve on the note receivable from MHM of $6 million, a net gain on the sale of assets of $.6 million and interest income of $1.5 million.

     Fiscal 1995 includes a net loss on the sale of assets of $.4 million and interest income of $1.5 million.

     Fiscal 1994 includes a net gain on the sale of assets of $5.8 million and interest income of $1.4 million.

(4) Cash dividends per common share were $.09 in 1994. Cash dividends were not declared in any succeeding year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     MEDIQ Incorporated ("MEDIQ") is a holding company whose only substantial asset is ownership of its wholly owned subsidiary MEDIQ/PRN Life Support Services, Inc. ("MEDIQ/PRN"). Together these entities comprise the "Company". MEDIQ/PRN and its wholly owned subsidiary MEDIQ Management Services, Inc. are the operating companies. MEDIQ conducts no business other than in connection with its ownership interest in MEDIQ/PRN, financial and related administrative responsibilities concerning its capital stock and indebtedness and certain general administrative responsibilities. MEDIQ is dependent on distributions from MEDIQ/PRN to meet its cash flow needs.

     On May 29, 1998, pursuant to the terms of an Agreement and Plan of Merger dated January 14, 1998, as amended, between the Company and MQ Acquisition Corporation ("MQ"), MQ was merged into the Company (the "Merger") with the Company continuing as the surviving corporation (the "Surviving Corporation"). MQ was a Delaware corporation organized by Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS") and certain other investors solely to effect the Merger. In the Merger, holders of the Company's outstanding common stock, par value $1.00 per share and preferred stock, par value $.50 per share received, in exchange for each outstanding share of common stock or preferred stock (except for shares held directly or indirectly by the Company or MQ, the Rolled Shares (as defined below) and dissenting shares), $13.75 in cash and 0.075 of a share of a newly created Series A 13.0% Cumulative Compounding Preferred Stock, par value $.01 per share (the "Series A Preferred Stock") of the Surviving Corporation. The Series A Preferred Stock has a liquidation preference of $10.00 per share.

     The aggregate consideration paid in connection with the Merger was approximately $390.8 million, which amount included $20.0 million of Series A Preferred Stock. In addition, in connection with the Merger (i) certain controlling stockholders of the Company (the "Rotko Entities") converted 1,000,000 shares of their preferred equity (the "Rolled Shares") in the Company into 1,340,219 shares of Series B 13.25% Cumulative Compounding Perpetual Preferred Stock, par value $.01 per share ("Series B Preferred Stock") and 109,781 shares of Common Stock, par value $.01 per share ("Common Stock") of the Surviving Corporation, (ii) certain members of the Company's management and certain other persons invested approximately $4.2 million in common and preferred equity of the Surviving Corporation and (iii) BRS, certain entities and individuals affiliated with BRS and certain funds affiliated with Ferrer Freeman Thompson & Co. LLC and Galen Partners III, L.P. purchased $109.5 million of common and preferred equity of MQ. The transaction has been accounted for as a recapitalization.

     In connection with the Merger, (i) the Company contributed certain of its assets and liabilities (including the capital stock of all of the subsidiaries of the Company other than MEDIQ/PRN to MEDIQ/PRN, (ii) the Company sold 140,885 units ("Units"), each Unit consisting of one 13% Senior Discount Debenture due 2009 with a principal amount at maturity of $1,000 ("Debentures") and one warrant to purchase 0.6474 of a share of Common Stock ("Warrants") for gross proceeds aggregating $75.0 million, (iii) MEDIQ/PRN entered into a new $325.0 million Senior Secured Credit Facility, as amended, (the "New Credit Facility") with a syndicate of banks, (iv) MEDIQ/PRN sold $190.0 million aggregate principal amount of 11% Senior Subordinated Notes due 2008 (the "Notes") and (v) all indebtedness of the Company except approximately $10.1 million of the Company's 7.50% Exchangeable Subordinated Debentures due 2003 (the "Exchangeable Debentures") and $2.0 million of MEDIQ/PRN's capital leases was repaid (the "Refinancing").

     The authorized capital stock of the Surviving Corporation consists of (i) Common Stock, (ii) Series A Preferred Stock, (iii) Series B Preferred Stock and
(iv) Series C 13.5% Cumulative Compounding Preferred Stock, par value $.01 per share ("Series C Preferred Stock").

     On May 29, 1998, the Company purchased specified assets and rights of CH Industries, Inc., certain of its subsidiaries (including CH Medical, Inc.) and certain other parties (the "CH Medical Business") for a purchase price of $48.5 million in cash (subject to adjustment based on closing net asset covenants), including related costs and expenses, and the assumption of certain specified obligations related to the CH Medical Business. The Company financed the purchase price and related costs and expenses for the acquisition of the CH Medical Business with the proceeds from Term Loans under the New Credit Facility.

     On June 26, 1998, the Company acquired certain assets of National
Patient Care Systems, Inc. ("NPC") for $11.0 million in cash, including related costs and expenses, and contingent consideration of up to $2.8 million payable over the next two years if certain revenue targets are achieved by NPC.

     The Company intends to continue to seek to expand its business through strategic acquisitions and partnerships. The Company believes that there currently exist ample opportunities for other potential acquisitions/partnerships. However, no assurance can be given that other acquisitions/ partnerships will be consummated or that any consummated will be successful. Moreover, such opportunities may not be available in the future.

     The Company markets its products and services to a variety of health care and related businesses, primarily acute and sub-acute healthcare providers, nursing homes and home health care companies. In recent years, these industries have undergone dramatic consolidation and change, which will likely continue. Although the Company is seeking to emphasize its ability to provide cost effective products and services to these health care institutions in response to a perception that such institutions are outsourcing increasing amounts of their operations, there can be no assurance that this strategy will be successful.

     The health care industry is subject to extensive governmental regulation, licensure and prescribed operating procedures. This industry continues to receive significant public attention, and there have been renewed efforts for increased governmental regulation or oversight into various aspects of the industry. Continued acceptance of the Company's services and products by customers will depend, to a very significant degree, upon whether these services and products will be in compliance with applicable regulations or will assist health care providers in complying with such regulations. The Company closely monitors such regulations and designs services and products accordingly. A substantial change in the level or substance of regulations, or the enactment of new or more stringent regulations, could have a material adverse effect on the Company.

     There are widespread efforts to control health care costs in the United States. As an example, The Balanced Budget Act of 1997 significantly reduces Federal spending on Medicare and Medicaid over the next five years by reducing annual payment updates to acute care hospitals, changing payment systems for both skilled nursing facilities and home health care services from cost based to prospective payment systems, eliminating annual payment updates for durable medical equipment and allowing states greater flexibility in controlling Medicaid costs at the state level. The Company cannot reliably predict the timing of when, or the exact effect which, these or similar initiatives could impact on the pricing and profitability of, or demand for, the Company's products. Moreover, certain provisions of The Balanced Budget Act of 1997, such as the changes in the way Medicare Part A reimburses skilled nursing facilities, may change the way the Company's customers make renting and purchasing decisions, and could have a material adverse effect. The Company also believes it is likely that efforts by governmental and private payors to contain costs through managed care and other efforts and to reform health systems will continue. There is no assurance that current or future initiatives will not have a material adverse effect on the Company.

     The Company's products are rented and sold principally to health care providers who receive reimbursement for the products and services they provide from various public and private third party payors, including Medicare, Medicaid and private insurance programs. With the acquisition of the CH Medical Business, the Company also acts as a supplier of durable medical equipment under Federal law and, as such, furnishes products directly to customers and bills third party payors. As a result, the demand for the Company's products in any specific care setting is dependent in part on the reimbursement policies of the various payors in that setting. In order to be reimbursed, the products generally must be found to be reasonable and necessary for the treatment of medical conditions and must otherwise fall within the payor's list of covered services. In light of increased controls on Medicare spending, there is no assurance of the outcome of future coverage or payment decisions for any of the Company's products by governmental or private payors. If providers and other users of the Company's products and services are unable to obtain sufficient reimbursement, a material adverse impact may result.


Results of Operations

Fiscal Year 1998 Compared with Fiscal Year 1997

     Revenues were $180.9 million compared to $156.0 million, an increase of 16%. The revenue growth was attributable to a 15% increase in rental revenue and a 38% increase in sales, offset by a 10% decrease in other revenue. The growth in rental revenue is primarily attributable to the acquisitions of SpectraCair in September 1997, and the CH Medical Business and NPC in May and June 1998, respectively. These three acquisitions solidly established the Company in the therapeutic support surface rental business. Rental revenue related to medical equipment remained flat with the prior year, with increased revenues related to revenue share activities offset by decreases in the core rental business. The increases in revenue share activities related to increased volume primarily with existing customers. The decrease in the core rental business was principally attributable to a shift from rental to purchase by one of the Company's significant home care customers in the fourth quarter of fiscal 1997. The growth in sales revenue related to increased volume in the sales of parts, disposables and equipment, revenue share activities and growth in sales of medical gases which the Company initiated in the fourth quarter of fiscal 1997. The decrease in other revenue was primarily attributable to the discontinuance of logistics services provided to SpectraCair by the Company as a result of its acquisition in September 1997 and a reduction in consulting services, partially offset by increased revenues from biomedical repair services and asset management projects.

     Currently, the Company is in a dispute with a significant vendor. The vendor wishes to terminate a contract with the Company and the Company intends to vigorously defend its rights under the contract. As such, the Company has filed a complaint in the Superior Court of New Jersey to protect its rights under the contract. Pursuant to the contract, the Company purchases parts and disposables and re-sells such products. The Company recognized $10.3 million in revenues in fiscal 1998 pursuant to this activity. The vendor also contended the Company was in arrears on its payments to the vendor. The Company has reviewed its internal books and records and disagrees with the vendor. However, the Company paid the vendor the alleged arrearage in order that the vendor could not contend the Company was in breach of contract. The two parties have agreed to attempt to work out the dispute prior to litigation. The Company believes any such resolution will not have a material adverse effect on the Company's results of operations.

     The operating loss for fiscal 1998 of $18.7 million includes charges of $35.0 million related to the Merger and the acquisition of the CH Medical Business in May 1998, a $3.4 million charge related to acquired receivables and a $6.0 million depreciation reserve to write down certain under utilized rental equipment to net realizable value. Exclusive of the items noted above, operating income decreased $3.8 million to $25.7 million principally as a result of investments in sales and operational personnel to facilitate the growth in support surfaces, disposable sales and outsourcing activities and increased depreciation and amortization expenses related to capital equipment purchases and the acquisitions.

     EBITDA is defined as income from continuing operations before interest, taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service indebtedness in the medical equipment rental industry. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of a company's operating performance or as a measure of liquidity.

     Exclusive of the charges noted above, adjusted EBITDA increased $1.5 million to $61.4 million principally as a result of the items discussed above. The adjusted EBITDA margin decreased to 34% from 38% primarily attributable to the growth in sales and revenue share activities that have lower margins than the Company's core rental businesses and increases in selling and operating expenses.

     Interest expense increased 46% to $27.9 million principally as a result of the substantial increase in debt incurred in connection with the Merger and the acquisition of the CH Medical Business and the termination of existing interest rate hedging contracts.

     In the fourth quarter of fiscal 1998, the Company received a $3.0 million settlement on its note receivable with MHM Services, Inc. ("MHM", formerly a wholly owned subsidiary of the Company that was spun off to shareholders in August 1993). The Company had previously written off the note receivable in fiscal 1997 and 1996.

     On June 5, 1998, pursuant to the change of control provisions of the indenture for the Exchangeable Debentures, the Company made a tender offer to repurchase the $10.1 million remaining outstanding balance. On July 3, 1998, the Company redeemed $9.5 million of the Exchangeable Debentures pursuant to the tender offer and received 621,830 shares of NutraMax Products, Inc. ("NutraMax") common stock from escrow. Pursuant to the terms of the Company's stock purchase agreement with NutraMax, the Company returned the shares to NutraMax and received a $5.6 million cash payment on its note receivable from NutraMax. The Company recorded a gain of $1.1 million on this transaction as a result of recognizing substantially all of the remaining discount on the note.

     The Company's effective tax rate was disproportionate compared to the statutory rate as a result of the nondeductibility of certain goodwill amortization and the nonrecognition for state income tax purposes of certain operating losses.

     In November 1997, the Company sold to InnoServ Technologies ("InnoServ") all of the shares of InnoServ common stock owned by the Company, together with a warrant to acquire additional shares of InnoServ common stock. Under the terms of the agreement, InnoServ made no cash payment, however, the parties agreed to terminate a noncompete covenant relating to maintenance and repair services. In addition, in the event of a change of control in InnoServ before September 30, 1998, the Company was entitled to certain payments from the acquiring party as if it had continued to own the shares. In the fourth quarter of fiscal 1998, InnoServ had an event that triggered the change of control provisions of the agreement. The Company recognized a gain of $2.9 million ($2.0 million, net of tax) as a result of such change in control. The gain was reflected as a component of Income from Discontinued Operations in the Consolidated Statement of Operations.

     As a result of the Refinancing which occurred related to the Merger and the tender offer for the Exchangeable Debentures, the Company recognized an extraordinary charge of $6.5 million ($4.5 million net of tax) as a result of the write off of deferred financing fees for the debt repaid.

Fiscal Year 1997 Compared with Fiscal Year 1996

     Revenues were $156.0 million compared to $136.1 million, an increase of 15%. The revenue growth was attributable to a 9% increase in rental revenue, a 73% increase in sales and a 13% increase in other revenue. The growth in rental revenue was primarily attributable to new revenue share arrangements, a sustained flu season, increased volume and the acquisition of SpectraCair. The increase in sales was derived primarily from a significant distribution contract which was in place during all of 1997 as compared to five months in the prior year. Increased sales of parts and disposables from additional volume attributable to an expanded customer base, a wider variety of product offerings, a new revenue share arrangement and the expansion of the distribution agreement to include additional product lines also contributed to the overall sales increase. The increase in other revenue was achieved principally through outsourcing services due to an expanded customer base.

     Operating income increased 7% to $29.5 million, compared to $27.6 million, exclusive of a $2.2 million restructuring charge. The restructuring charge in the prior year was incurred in connection with the downsizing of corporate functions and consolidation of certain activities with the operations of MEDIQ/PRN. The improvement in operating income was attributable to the increased sales and reductions in corporate overhead of $.9 million related to the downsizing of corporate functions. This improvement was partially offset by an additional investment in personnel and information systems to facilitate the accelerated growth of sales of parts and disposables and revenues from outsourcing services, higher variable costs associated with the sustained flu season and increased volume. Operating margins remained consistent with the prior year as a result of the Company's growth in revenue share activities and sales of parts and disposables which provide a lower gross margin than equipment rentals.

     EBITDA increased $2.1 million to $59.9 million principally as a result of the items discussed above. EBITDA margins decreased from 42% to 38% primarily as a result of the growth in sales and revenue share activities that have lower margins than the core rental businesses and increased selling and operating expenses.

     Interest expense decreased 30% to $19.1 million from $27.3 million primarily as a result of substantial reductions of debt with the proceeds from the sales of discontinued operations and lower interest rates associated with the refinancing of the 11-1/8% Senior Secured Notes due 1999 on October 1, 1996.

     In October 1996, the Company incurred a nonrecurring charge of $11.0 million for the repurchase of warrants to purchase 10% of the capital stock of MEDIQ/PRN issued in connection with financing the Kinetic Concepts, Inc. acquisition in 1994.

     In September 1997, the Company recorded additional reserves of $5.5 million on amounts due from MHM as a result of its assessment of the net realizable value of these amounts in light of continued deterioration of MHM's financial condition. The Company also wrote off $4.0 million ($2.4 million net of tax) of deferred acquisition and financing costs associated with the terminated acquisition of Universal Hospital Services, Inc.

     The Company's effective tax rate was disproportionate compared to the statutory rate as a result of the nondeductibility of the expense associated with the repurchase of the MEDIQ/PRN warrants, goodwill amortization and nonrecognition of certain operating losses and nonoperating gains for state income tax purposes.

     The Company recorded a reserve of $5 million in fiscal 1997 against its investment in InnoServ in anticipation of the sale back to InnoServ of InnoServ stock owned by the Company.

     In May 1997, the Company sold the stock of Health Examinetics, Inc. to the management of Health Examinetics for approximately $1.7 million, consisting of $.1 million in cash and an interest bearing promissory note in the amount of $1.6 million. The sale resulted in an after tax charge of $1 million, which was in addition to the estimated net loss on the disposal of this company recorded in fiscal 1996.

     In December 1996, the Company sold to NutraMax all of the common shares of NutraMax owned by the Company. The Company received from NutraMax $19.9 million in cash and an interest bearing promissory note in the amount of $16.4 million. These common shares sold by the Company were placed in escrow in support of the Company's Exchangeable Debentures. The note is payable when the shares are delivered to NutraMax upon release from escrow. The NutraMax shares are released from escrow upon the purchase or redemption of the Exchangeable Debentures. The Company recognized an after tax gain of $4.8 million. From January through September 1997, the Company repurchased $17.8 million of the Exchangeable Debentures in the open market resulting in the release of 1,161,961 shares of NutraMax common stock from escrow. The shares were delivered to NutraMax resulting in cash payments on the note of $10.5 million and the realization of a $1.8 million pretax gain as a result of recognizing a portion of the discount on the note. This gain is reflected in Other-net within Other Charges and Credits in the Consolidated Statement of Operations.

     In November 1996, the Company sold substantially all of the assets of MEDIQ Mobile X-Ray Services, Inc. to Integrated Health Services, Inc. ("IHS") for $5.3 million in cash and shares of IHS common stock with a value of $5.2 million. In 1997, the Company received additional proceeds of $1.1 million. In July 1997, the Company sold the IHS shares at an amount which approximated carrying value.

     In October 1996, the Company received common shares of Cardinal Health, Inc. ("Cardinal") in exchange for the Company's 46% ownership interest in PCI Services, Inc. The Company recognized an after tax gain of $32.6 million. The Company sold its Cardinal shares in January 1997 for $88.4 million.

     Revenues and operating income from discontinued operations (excluding equity investees) were $6.6 million and $.2 million, respectively, compared to revenues and operating income of $36.8 million and $4.3 million, respectively.

     As a result of the refinancing and the repurchases of the Company's 7.25% Convertible Subordinated Debentures and repurchases of the Exchangeable Debentures, the Company recognized an extraordinary charge of $13.4 million ($8.0 million net of taxes) resulting primarily from premiums incurred related principally to the tender offer to purchase the $100 million 11-1/8% Senior Secured Notes due 1999 and write off of related deferred charges.

Liquidity and Capital Resources

     In 1998, cash used in operating activities was $.5 million, as compared to cash provided by operating activities of $1.2 million in the prior year. Included in 1998 is a charge of $19.7 million related to the purchase of stock options as a result of the Merger. The stock option purchase was funded by borrowings under the Company's debt facilities.

     Net cash used in investing activities was $72.2 million for 1998, and consisted of expenditures for the acquisitions of the CH Medical Business and NPC of $59.5 million and expenditures for rental equipment of $20.0 million, partially offset by collections under the NutraMax note receivable of $7.9 million. The Company presently anticipates capital expenditures of approximately $20.0 million during fiscal 1999, primarily for Medical Equipment and Support Surfaces. Also, the Company has entered into long term agreements with two vendors to purchase approximately $14.5 million of certain products over the next fiscal year.

     Net cash provided by financing activities was $71.5 million for 1998 and consisted primarily of borrowings of $464.3 million and issuances of capital stock of $149.0 million to fund the Merger, the

Refinancing and the acquisition of the CH Medical Business. Repurchases of capital stock pursuant to the Merger were $377.9 million, debt repayments were $143.9 million related to the Refinancing, subordinated debenture repurchases and debt service, and costs associated with the issuance of the above noted borrowings was $20.8 million.

     The Company's principal capital requirements are to fund working capital needs, meet required debt payments, fund capital expenditures and complete planned maintenance and expansion. Management anticipates that MEDIQ/PRN's operating cash flow, together with available borrowings under the New Credit Facility, will be sufficient to meet its working capital, capital expenditure and debt service requirements for the foreseeable future.

     In order to finance a portion of the cash consideration paid pursuant to the Merger, MEDIQ/PRN entered into a $325.0 million New Credit Facility that replaced its former credit facility. The New Credit Facility consists of three facilities: (i) an eight year senior secured $200.0 million term loan facility (the "Term Loan Facility"); (ii) a six year revolving credit facility not to exceed $50.0 million (the "Revolving Credit Facility"); and (iii) a six year senior secured acquisition facility not to exceed $75.0 million (the "Acquisition Facility"). Loans made under the Term Loan Facility are referred to herein as "Term Loans", advances made under the Revolving Credit Facility are referred herein as "Revolving Loans" and loans made under the Acquisition Facility are referred to herein as "Acquisition Loans".

     Borrowings under the New Credit Facility bear interest at a floating rate based upon, at MEDIQ/PRN's option, (i) the higher of the prime rate of Banque Nationale de Paris or the Federal funds effective rate plus 0.5% plus, in the case of the Term Loans, a margin equal to 1.5%, and in the case of the Revolving Loans and the Acquisition Loans, a margin equal to 1.0% or (ii) the London Interbank Offered Rate ("LIBOR") plus, in the case of the Term Loans, a margin equal to 2.75%, and in the case of the Revolving Loans and Acquisition Loans, a margin equal to 2.25%. In addition, MEDIQ/PRN is required to pay commitment fees equal to 0.5% per year of the undrawn portion of the commitments in respect of the facilities. The New Credit Facility contains provisions under which commitment fees and margins on interest rates under the facilities will be adjusted in increments based on certain performance goals.

     As of September 30, 1998, there were no borrowings outstanding under the Revolving Credit Facility or Acquisition Facility. All $200.0 million was outstanding under the Term Loan Facility. Principally, all of the outstanding balance under the Term Loan Facility bears interest at LIBOR plus 2.75%, or 8.50%. On December 10, 1998, the interest rate on the Term Loan Facility was reduced to 7.88% as a result of a reduction in LIBOR. Such rate will be in effect until June 10, 1999 when it will be adjusted to the then current LIBOR or prime rate.

     The Term Loans amortize on a quarterly basis commencing September 30, 1999. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity. Principal amounts, if any, outstanding under the Acquisition Facility on November 30, 1999 will amortize on a quarterly basis. The Term Loans, Revolving Loans and Acquisition Loans are subject to mandatory prepayments and reductions in the event of certain extraordinary transactions or issuances of debt and equity by MEDIQ/PRN or any Facility Guarantor (as defined in the Credit Agreement). Such loans are required to be prepaid with 75% of the Excess Cash Flow (as defined in the Credit Agreement) of MEDIQ/PRN or, if the Company's ratio of funded debt to pro forma EBITDA for the preceding twelve month period is less than 5.0 to 1.0, 50% of such Excess Cash Flow.

     At September 30, 1998, pursuant to the terms of the New Credit Facility and/or the indentures for the Subordinated Notes and the Discount Debentures (the "Indentures"), the availability under the Revolving Credit Facility and the Acquisition Facility was limited to $29.8 million and $50.0 million, respectively.

     The New Credit Facility contains representations and warranties, financial and non-financial covenants, events of default and other provisions customary for credit facilities of this type. MEDIQ/PRN paid certain syndication and administration fees, reimbursed certain expenses and provided certain indemnities, in each case which are customary for credit facilities of this type.

     In July 1998, the Company terminated its existing interest rate hedging contracts at a cost of approximately $.6 million which was reflected as interest expense in the Company's fourth quarter. In addition, the Company entered into new interest rate hedging contracts. On a notional amount of $100.0 million, the Company fixed its LIBOR rate at 5.35% until July 2003 as long as the three month LIBOR rate does not exceed 6.25%. The Company must pay the actual LIBOR rate when LIBOR exceeds 6.25%. In order to mitigate its interest rate exposure for LIBOR rates above 6.25%, the Company obtained zero cost collars with notional amounts aggregating $100.0 million with ceiling rates of 7.00% and a weighted average floor rate of 5.03%.

     The Notes in the aggregate principal amount of $190.0 million are unsecured senior subordinated obligations of MEDIQ/PRN and mature on June 1, 2008. The Notes bear interest at the rate of 11% per year, payable to holders of record at the close of business on the May 15 or November 15 immediately preceding the interest payment date on June 1 and December 1, commencing December 1, 1998.

     Each Unit consists of a Debenture with a principal amount at maturity of $1,000 and one Warrant. Each Warrant entitles the holder thereof to purchase
0.6474 shares of Common Stock from the Company at an exercise price of $0.01 per share, subject to adjustment. The Warrants will initially entitle the holders thereof to acquire, in the aggregate, 91,209 shares of Common Stock. The Warrants were valued at $743,000 and are reflected as a component of Stockholders' Equity.

     The Debentures are unsecured senior obligations of the Company, limited to $140.9 million aggregate principal amount at maturity, and will mature on June 1, 2009. No cash interest will accrue on the Debentures prior to June 1, 2003. Cash interest will accrue on the Debentures at the rate of 13% per year from June 1, 2003, or from the most recent date to which interest has been paid or provided for, payable on June 1 and December 1, commencing December 1, 2003 to holders of record at the close of business on the May 15 or November 15 immediately preceding the interest payment date.

     The interest rates on the Notes and Debentures were subject to increase in certain circumstances if the Company did not file a registration statement providing for a registered exchange offer for the Notes and the Debentures or if the registration statement was not declared effective on a timely basis or if certain other conditions were not satisfied. The Company filed such registration statements and completed such exchange offer in a timely manner in November 1998.

     The Warrants may be exercised at any time after May 29, 1999; provided, however, that holders of Warrants will be able to exercise their Warrants only if a shelf registration statement relating to the Common Stock underlying the Warrants is effective or the exercise of such warrants is exempt from the registration requirements of the Securities Act, and such securities are qualified for same or exempt from qualification under the applicable securities laws of the states or other jurisdictions in which such holders reside. Unless earlier exercised, the Warrants will expire on June 1, 2009. Upon commencement of the exchange offer in October 1998, the Warrants began to trade separately from the Debentures.

     On June 5, 1998, pursuant to the change of control provisions of the indenture for the Company's Exchangeable Debentures, the Company made a tender offer to repurchase the $10.1 million remaining outstanding balance. On July 3, 1998, the Company redeemed $9.5 million of the Exchangeable Debentures pursuant to its tender offer and received 621,830 shares of NutraMax common stock from escrow. Pursuant to the terms of the Company's stock purchase agreement with NutraMax, the

Company returned the shares to NutraMax and received a $5.6 million cash payment on its note receivable from NutraMax.

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

     In connection with the Merger, the Company issued the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. The Series A Preferred Stock and Series C Preferred Stock are mandatorily redeemable on December 31, 2011 and 2012, respectively. Each series accrues dividends annually at each series' respective rates. Dividends are payable only upon declaration by the Board of Directors and only in accordance with the New Credit Facility and the Indentures. Unpaid dividends accrue dividends annually at the same rate as its respective preferred stock series.

Market Risk Sensitivity

     In the fourth quarter of 1998 and in accordance with the terms of the New Credit Agreement, the Company entered into three interest rate swap contracts ("Swap Contracts"). The Swap Contracts hedge the Company's interest rate exposure and terminate in fiscal 2003. The Company did not enter into the Swap Contracts for trading or speculative purposes.

     In connection with the Merger, principally all of the Company's outstanding debt was repaid or refinanced. A comparison of the effects of material changes in interest rates from September 30, 1997 to September 30, 1998 is not meaningful.

     The information below summarizes the Company's market risks associated with debt obligations and Swap Contracts outstanding as of September 30, 1998. Fair values of debt instruments included herein have been determined based on quoted market prices where available. The fair values of interest rate instruments are the estimated amounts the Company would expect to pay to terminate the Swap Contracts. The information presented below should be read in conjunction with Notes I and J to the Company's Consolidated Financial Statements.

     For debt obligations, the table presents principal cash flows and related interest rates by fiscal year of maturity. Fixed interest rates disclosed represent the weighted average rates for the Company's capital leases, except where noted. Variable interest rates disclosed represent the weighted average rates of the portfolio at September 30, 1998. For interest rate swaps, the table presents notional amounts and related interest rates by fiscal year of maturity.


                      Expected Fiscal Year of Maturity
                     (in thousands, except percentages)


Debt                  1999        2000         2001         2002        2003       Thereafter       Total         FV
----                -------    --------     --------     --------     --------     ----------      --------    --------

Fixed rate         $  1,537    $    262     $    166           --     $    514 (a)  $330,885 (b)   $333,364    $250,572
Average
interest rate          9.61%       8.86%        8.08%          --         7.50%(a)     11.85%(b)

Variable rate      $    500    $  2,000     $  2,000     $  2,000     $  2,000      $191,500       $200,000    $200,000
Average
interest rate          8.50%       8.50%        8.50%        8.50%        8.50%         8.50%

Interest
Rate Collars
------------

Notional amount                                                       $100,000                     $100,000    $ (2,183)
Cap                                                                       7.00%                        7.00%
Floor                                                                     5.03%                        5.03%

(a)  Represents the Company's 7.50% Exchangeable Debentures.

(b) Represents the Company's Notes and Debentures. The Debentures are reflected at their respective face value of $140.9 million. At September 30, 1998, the Company's carrying value was $77.6 million.


     In July 1998, the Company entered into an interest rate swap agreement in the notional amount of $100.0 million. The swap effectively fixes the Company's borrowing rate on $100.0 million of the Term Loan Facility at 5.35% until July 2003 as long as the three month LIBOR rate does not exceed 6.25%. If the three month LIBOR rate exceeds 6.25%, the swap temporarily terminates until the three month LIBOR rate drops back below 6.25%. The anniversary dates for determining the three month LIBOR rate are the closest business day to January 3, April 3, July 3 and October 3 in each year. On the latest anniversary date, October 5, 1998, the three month LIBOR rate was 5.31%. The estimated cost to terminate this swap is $2.9 million.


New Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which will result in disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company is not required to adopt this standard until fiscal 1999. At this time, the Company has not determined the impact the adoption of this standard will have on the Company's financial statements.

     FASB has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is not required to adopt this standard until fiscal 1999. At this time, the Company has preliminarily determined that it only operates in one business segment.

     In February 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement, which improves disclosure about pensions and other postretirement benefits, is effective for fiscal years beginning after December 15, 1997. The Company does not believe the adoption of this standard will have a material impact on the Company's financial statements.

     In July 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities, is effective for fiscal years beginning after June 15, 1999. At this time, the Company has not determined the impact the adoption of this standard will have on the Company's financial statements.

Year 2000

     The Company continues to evaluate the risks associated with its operations as a result of Year 2000 compliant issues. The Company has evaluated these risks on three levels: internal and existing computer programs and applications; Medical Equipment and Support Surface rental equipment; and customers and suppliers. In evaluating these risks, the Company considered the material implications of each of these items on its operations on and subsequent to January 1, 2000. The Company's internal business information systems have been analyzed for Year 2000 compliance and are believed to be Year 2000 compliant. The Company utilizes certain third party network equipment and software products, which may or may not be Year 2000 compliant. While delays in the implementation of the Year 2000 solutions for such systems which may not be Year 2000 compliant could adversely effect the Company's operations, at this time, the Company believes that resolutions of this Year 2000 issue will not have a material adverse effect on the Company's operations or results of operations.

     A significant portion of the Company's revenues and operating income are directly related to the Company's ability to rent its Medical Equipment and Support Surfaces. Should a material portion of such equipment not be Year 2000 compliant, there could be a material adverse effect on the Company's results of operations. The Company has initiated formal communications with the equipment manufacturers for products the Company maintains in its inventory to determine the extent to which the Company's rental equipment may be vulnerable to Year 2000 issues. To date, approximately 95% of the equipment manufacturers have responded to the Company's requests. For manufacturers that have not yet responded, the Company has a formal follow up plan that is currently in process. The Company expects to complete its evaluation process of its Medical Equipment and Support Surface rental fleets by March 31, 1999. To date, based on responses from the equipment manufacturers, the Company believes it will be required to spend approximately $4.0 million to bring its entire rental fleet into Year 2000 compliance. The Company anticipates that all known modifications required to make its entire rental fleet Year 2000 compliant will be completed by September 30, 1999. Currently, the Company is not able to estimate the costs associated with Year 2000 issues for Medical Equipment and Support Surface products whose manufacturers have not yet replied.

     Although the Company has significant relationships with its customers and suppliers, the Company has determined that no one individual customer or supplier could create a material adverse effect as a result of being Year 2000 noncompliant. However, should a number of individual customers be noncompliant, there could be a material adverse effect on the Company's operations and results of operations.

     Should a material portion of the Company's Medical Equipment and Support Surface rental fleets fail to become Year 2000 compliant, an interruption in or a failure of certain normal business activities or operations could occur. In addition, there can be no assurance that the systems of other companies on which the Company relies will be timely converted to be Year 2000 compliant and, therefore, not have a material adverse effect on the Company.

     The Company has not yet prepared any contingency plan for dealing with a worst case scenario, but anticipates it will do so by the end of fiscal 1999.

     The cost of compliance and the date on which the projects will be completed are based on estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no assurance that these estimates will be achieved. Actual results could differ materially from the projections. Specific factors that might cause a material change include, but are not limited to, the availability and cost of personnel trained in this area, the ability to obtain all necessary components or upgrade parts and similar uncertainties.

     Once a significant portion of the Company's medical equipment and support surface rental fleets are in compliance with Year 2000 issues, the Company believes it has significantly reduced the possibility of significant interruptions of normal operations.

     The above discussion contains forward looking statements that are subject to risks and uncertainties. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this report. The Company undertakes no obligations to publicly release any revision to these forward looking statements to reflect events or circumstances after the date of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                        Page
                                                                        ----

Independent Auditors' Report                                             29


Consolidated Statements of Operations -
 Three Years Ended September 30, 1998                                    30

Consolidated Balance Sheets - September 30, 1998 and 1997                31

Consolidated Statements of Stockholders' Equity (Deficiency) -
 Three Years Ended September 30, 1998                                    32

Consolidated Statements of Cash Flows -
 Three Years Ended September 30, 1998                                    33

Notes to Consolidated Financial Statements                               34-51

                          Independent Auditors' Report


Board of Directors and Stockholders
MEDIQ Incorporated
Pennsauken, New Jersey


     We have audited the accompanying consolidated balance sheets of MEDIQ Incorporated and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended September 30, 1998. Our audits also include the financial statement schedule listed in the index at
Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MEDIQ Incorporated and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

December 30, 1998


                       MEDIQ INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year Ended September  30,
                                                                         1998             1997       1996
                                                                       --------         --------    ------
                                                                    (in thousands, except per share amounts)
Revenues:
  Rental                                                               $142,736         $124,316    $114,275
  Sales                                                                  27,928           20,230      11,696
  Other                                                                  10,252           11,414      10,095
                                                                       --------         --------    --------
                                                                        180,916          155,960     136,066
Costs and Expenses:
  Cost of sales                                                          22,659           16,334       9,534
  Operating                                                              63,072           46,139      47,934
  Selling                                                                16,590           13,353       8,795
  General and administrative                                             20,586           20,271      12,000
  Merger and acquisition charges                                         35,021               --          --
  Restructuring charges                                                      --               --       2,200
  Depreciation and amortization                                          41,692           30,359      30,157
                                                                       --------         --------    --------
                                                                        199,620          126,456     110,620
                                                                       --------         --------    --------

Operating (Loss) Income                                                 (18,704)          29,504      25,446

Other (Charges) and Credits:
  Interest expense                                                      (27,894)         (19,107)    (27,307)
  Interest income                                                           948            2,069       1,452
  Other - net                                                             4,124           (9,573)     (6,147)
                                                                       --------         --------    --------
(Loss) Income from Continuing Operations before
  Income Taxes                                                          (41,526)           2,893      (6,556)

Income Tax (Benefit) Expense                                            (12,455)           5,134        (378)
                                                                       --------         --------    --------
Loss from Continuing Operations before
  Discontinued Operations and Extraordinary Item                        (29,071)          (2,241)     (6,178)

Discontinued Operations:
  Income from operations (net of income taxes of $2,025)                     --               --       3,929
  Gain (Loss) on disposal (net of income taxes of $875
    in 1998, $20,507 in 1997 and $(5,406) in 1996)                        2,044           34,941     (14,598)
                                                                       --------         --------    --------
                                                                          2,044           34,941     (10,669)
                                                                       --------         --------    --------
(Loss) Income before Extraordinary Item                                 (27,027)          32,700     (16,847)

Extraordinary (Loss) Gain - Early Retirement of Debt (net of
  income taxes of $(1,939) in 1998, $(5,316) in 1997
  and $587 in 1996)                                                      (4,527)          (8,037)      1,143
                                                                       --------         --------    --------

Net (Loss) Income                                                       (31,554)          24,663     (15,704)
Dividends on Preferred Stock                                             (6,149)              --          --
                                                                       --------         --------    --------

Net (Loss) Income Available for Common Shareholders                    $(37,703)        $ 24,663    $(15,704)
                                                                       ========         ========    ========

Basic and Diluted Earnings per Share:
  Continuing operations, net of preferred dividends                    $  (2.05)        $   (.09)   $   (.25)
  Discontinued operations                                                   .12             1.38        (.43)
  Extraordinary item                                                       (.26)            (.32)        .04
                                                                       --------         --------    --------

  Net (loss) income available for common shareholders                  $  (2.19)        $    .97    $   (.64)
                                                                       ========         ========    ========

  Weighted average number of common shares outstanding                   17,205           25,297      24,578
                                                                       ========         ========    ========


                 See Notes to Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,
                                                                            -------------------------------
                                                                              1998                   1997
                                                                            --------               --------
                                                                                    (in thousands)
                                            Assets
Current Assets:
  Cash                                                                      $  2,411               $  3,639
  Accounts receivable (net of allowance of $11,432 in
    1998 and $4,077 in 1997)                                                  52,659                 39,686
  Inventories                                                                 21,820                 13,047
  Deferred income taxes                                                        6,267                  6,967
  Income taxes receivable                                                      2,556                  4,917
  Other current assets                                                         1,100                  1,495
                                                                            --------               --------
         Total Current Assets                                                 86,813                 69,751

Property, Plant and Equipment - net                                          103,917                113,589
Goodwill - net                                                                91,121                 57,056
Deferred Financing Costs - net                                                20,013                  8,478
Other Assets                                                                   7,354                  8,678
                                                                            --------               --------

Total Assets                                                                $309,218               $257,552
                                                                            ========               ========

                           Liabilities and Stockholders' Equity (Deficiency)
Current Liabilities:
  Accounts payable                                                          $ 14,152               $  8,793
  Accrued expenses                                                            20,569                 22,732
  Other current liabilities                                                      281                    846
  Current portion of long term debt                                            2,037                  7,648
                                                                            --------               --------
         Total Current Liabilities                                            37,039                 40,019

Senior Debt                                                                  277,490                128,131
Subordinated Debt                                                            190,514                 10,055
Deferred Income Taxes                                                         14,019                 28,178
Other Liabilities                                                              2,472                  2,566

Commitments and Contingencies (Note K)                                            --                     --

Mandatorily Redeemable Preferred Stock                                       113,037                     --

Stockholders' Equity (Deficiency):
  Series B 13.25% Cumulative Compounding Perpetual
    Preferred Stock ($.01 par value)                                              30                     --
  Series A Preferred Stock ($.50 par value)                                       --                  3,322
  Common stock ($.01 par value: authorized 30,000 shares;
    issued and outstanding 1,075)                                                 11                     --
  Common stock ($1.00 par value)                                                  --                 20,068
  Capital in excess of par value                                              41,450                 27,127
  (Accumulated deficit) Retained earnings                                   (366,844)                 2,892
  Treasury stock, at cost                                                         --                 (4,806)
                                                                            --------               --------
         Total Stockholders' Equity (Deficiency)                            (325,353)                48,603
                                                                            --------               --------

Total Liabilities and Stockholders' Equity (Deficiency)                     $309,218               $257,552
                                                                            ========               ========

                 See Notes to Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (in thousands)



                                                            Series B Cumulative
                                                                Compounding
                                            Series A             Perpetual
                                        Preferred Stock       Preferred Stock            Common Stock
                                      -------------------   -------------------       -------------------      Capital in
                                       Shares                Shares                    Shares                   Excess of
                                       Issued     Amount     Issued     Amount         Issued     Amount        Par Value
                                      --------   --------   --------   --------       --------   --------      ----------

Balance October 1, 1995                  6,752    $ 3,376                               19,127    $19,127      $22,124

Net loss
Conversion of preferred stock
  to common stock                         (64)        (32)                                  64         64          (32)
Stock options exercised                                                                                           (575)
                                        -----     -------                              -------    -------      -------
Balance September 30, 1996              6,688       3,344                               19,191     19,191       21,517

Net income
Conversion of subordinated
  debentures to common stock                                                               833        833        5,417
Conversion of preferred stock
  to common stock                         (44)        (22)                                  44         44          (22)
Acquisition of SpectraCair
Stock options exercised                                                                                            215
                                        -----     -------                              -------    -------      -------
Balance September 30, 1997              6,644       3,322                               20,068     20,068       27,127

Net loss
Recapitalization                       (6,644)     (3,322)     3,000     $  30         (18,993)   (20,057)      13,605
Issuance of warrants                                                                                               743
Stock options exercised                                                                                            (25)
Dividends earned on
   preferred stock
                                        -----     -------      -----     -----         -------    -------      -------

Balance September 30, 1998                 --     $    --      3,000     $  30           1,075    $    11      $41,450
                                        =====     =======      =====     =====         =======    =======      =======

                                          (Accumulated
                                            Deficit)
                                           Retained         Treasury
                                           Earnings           Stock
                                         ------------      ----------

Balance October 1, 1995                   $  (6,067)        $ (7,043)

Net loss                                    (15,704)
Conversion of preferred stock
  to common stock
Stock options exercised                                        2,207
                                          ---------         --------
Balance September 30, 1996                  (21,771)          (4,836)

Net income                                   24,663
Conversion of subordinated
  debentures to common stock
Conversion of preferred stock
  to common stock
Acquisition of SpectraCair                                     (404)
Stock options exercised                                         434
                                          ---------         --------
Balance September 30, 1997                    2,892           (4,806)

Net loss                                    (31,554)
Recapitalization                           (332,033)           4,651
Issuance of warrants
Stock options exercised                                          155
Dividends earned on
   preferred stock                           (6,149)
                                          ---------         --------

Balance September 30, 1998                $(366,844)        $     --
                                          =========         ========

                 See Notes to Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Year Ended September 30,
                                                                                   -----------------------------------------
                                                                                     1998              1997           1996
                                                                                   --------          --------      ---------
Cash Flows From Operating Activities                                                              (in thousands)
Net (loss) income                                                                  $(31,554)         $ 24,663      $(15,704)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                               41,692            30,359        30,157
         Provision for deferred income taxes                                        (11,465)           29,480          (650)
         Reserve on note receivable from MHM                                             --             5,523         6,000
         Accretion on discount debentures                                             3,305                --            --
         Cash provided by discontinued operations                                        --               660         3,240
         (Income) loss from discontinued operations                                      --           (34,941)       10,669
         Extraordinary item - early retirement of debt                                6,466             2,879        (1,730)
         Gain on sale of Cardinal stock                                                  --            (9,213)           --
         Equity participation - MEDIQ/PRN warrants                                       --            11,047           625
         Other                                                                        1,478             1,751           484
Increase (decrease), net of effects from acquisitions:
         Accounts receivable - net                                                   (8,529)           (4,833)       (1,191)
         Inventories                                                                 (6,504)           (6,397)       (2,433)
         Accounts payable                                                             4,773            (1,577)        2,213
         Accrued expenses                                                            (1,297)           (4,402)       (2,973)
         Federal and state taxes payable                                              2,184           (36,273)           --
         Deferred income taxes                                                       (1,994)           (2,559)        1,933
         Other current assets and liabilities                                           913            (4,930)       (1,572)
                                                                                   --------          --------      --------
Net cash (used in) provided by operating activities                                    (532)            1,237        29,068

Cash Flows From Investing Activities
Purchase of equipment                                                               (20,022)          (15,458)      (18,073)
Acquisitions                                                                        (59,468)           (1,915)           --
Collection of notes receivable                                                        7,862                --            --
Proceeds from sale of discontinued operations                                            --           130,259         1,500
Repurchase of MEDIQ/PRN warrants                                                         --           (12,500)       (1,625)
Other                                                                                  (603)              947         1,249
                                                                                   --------          --------      --------
Net cash (used in) provided by investing activities                                 (72,231)          101,333       (16,949)

Cash Flows From Financing Activities
Borrowings                                                                          464,257           214,000        25,747
Debt repayments                                                                    (143,889)         (307,639)      (39,045)
Issuance of capital stock                                                           148,983                --            --
Repurchase of capital stock                                                        (377,875)               --            --
Deferred financing fees                                                             (20,814)           (8,874)           --
Other                                                                                   873               363         1,432
                                                                                   --------          --------      --------
Net cash provided by (used in) financing activities                                  71,535          (102,150)      (11,866)
                                                                                   --------          --------      --------
(Decrease) increase in cash                                                          (1,228)              420           253
Cash:
  Beginning balance                                                                   3,639             3,219         2,966
                                                                                   --------          --------      --------
  Ending balance                                                                   $  2,411          $  3,639      $  3,219
                                                                                   ========          ========      ========
Supplemental disclosure of cash flow information:
  Interest paid                                                                    $ 16,746          $ 21,381      $ 25,563
                                                                                   ========          ========      ========
  Income taxes paid                                                                $    833          $  7,553      $    557
                                                                                   ========          ========      ========
Supplemental disclosure of non cash investing and financing activities:
  Conversion of 7.25% subordinated debentures into common stock                    $     --          $  6,251      $     --
                                                                                   ========          ========      ========
  Equipment financed with long term debt and capital leases                        $    534          $     --      $    840

                                                                                   ========          ========      ========

                 See Notes to Consolidated Financial Statements

Note A - Summary of Significant Accounting Policies

     Description of operations - MEDIQ Incorporated and its subsidiaries (the "Company") rents movable critical care and life support medical equipment and support surfaces, distributes disposable products, accessories and repair parts used with the types of equipment and support surfaces it rents and provides outsourcing services to its customers in the healthcare industry throughout the United States.

     Principles of consolidation - The consolidated financial statements include the accounts of MEDIQ Incorporated and its subsidiaries. Investments in companies owned 20% to 50% were accounted for under the equity method of accounting. Investments in discontinued operations are stated at the lower of cost or net realizable value. In consolidation, all significant intercompany transactions and balances are eliminated.

     Inventories - Inventories, which consist primarily of disposable products, repair parts and raw materials for rental equipment, are stated at the lower of cost (first-in, first-out method) or market.

     Property, plant and equipment - Rental equipment, machinery and equipment, buildings and improvements and land are recorded at cost. Capital leases are recorded at the lower of fair market value or the present value of future lease payments. The Company provides straight line depreciation and amortization over the estimated useful lives (rental equipment and machinery and equipment - 2 to 10 years and buildings and improvements - 10 to 25 years).

     Goodwill - The cost of acquired businesses in excess of the fair value of net assets is amortized on a straight line basis primarily over 20 years. Accumulated amortization was $16.7 million and $12.3 million as of September 30, 1998 and 1997, respectively. Amounts accumulated through the respective dates are adjusted for associated write offs.

     Deferred financing costs - Costs incurred in the issuance of long term debt are amortized on a straight line basis over the term of the related debt instrument. Accumulated amortization was $.7 million and $1.5 million as of September 30, 1998 and 1997, respectively. Amounts accumulated through the respective dates are adjusted in association with the early retirement of the related debt instruments.

     Carrying value of long term assets - The Company evaluates the carrying value of long term assets, including rental equipment, goodwill and other intangible assets, based upon current and anticipated undiscounted cash flows, and recognizes an impairment when it is probable that such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

     Revenue recognition - Rental revenue is recognized in accordance with the terms of the related rental agreement and/or the usage of the related rental equipment. Revenues from other activities are recognized as services are rendered, income is earned or products are shipped.

     The Company entered into several revenue share arrangements with original equipment manufacturers ("OEMs") whereby the Company rents moveable medical equipment and support surfaces and sells disposable products owned by the OEMs to the Company's customers. Under these arrangements, the Company bills the customer and pays the OEMs a fee based upon a percentage of the amount billed. The Company bears the risk of loss relating to the equipment and collection of revenue. Revenue related to the rental of equipment owned by the OEMs is included in rental revenue while the related fees are reflected in operating expenses. Revenue related to the sale of the OEMs' disposable products is included in sales while the related fees are reflected in cost of goods sold.

     Subsidiary and unconsolidated affiliate stock transactions - Gains and losses resulting from the issuance or repurchase of stock by subsidiaries and unconsolidated affiliates are recognized by the Company as equity participation and included in Other-net within Other Charges and Credits in the Consolidated Statements of Operations.

     Earnings (loss) per share - The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which the Company adopted in the first quarter of fiscal 1998. Accordingly, earnings (loss) per share ("EPS") for 1997 and 1996 has been restated in conformity with the computational requirements of SFAS No. 128.

     Basic EPS is computed by dividing net income (loss) available for common shareholders, as well as other applicable items in the Consolidated Statement of Operations, by the weighted average number of common shares outstanding during the respective periods. Diluted EPS gives effect to potential common shares outstanding during the respective periods and related adjustments to net income
(loss) available for common shareholders and other reportable items as applicable.

     In accordance with the provisions of SFAS No. 128, no potential common shares shall be included in the computation of any diluted per share amount when a loss from continuing operations exists, even if the entity reports net income. Accordingly, earnings per share assuming dilution on the face of the income statement reflects the same earnings per share and weighted average shares outstanding as for the basic EPS.

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

Note B - Merger, Reorganization, Refinancing and Recapitalization

     Pursuant to the terms of an Agreement and Plan of Merger dated January 14, 1998, as amended between the Company and MQ Acquisition Corporation ("MQ"), on May 29, 1998, MQ was merged with and into the Company (the "Merger") with the Company continuing as the surviving corporation (the "Surviving Corporation"). MQ was organized by Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS") solely to effect the Merger and acquire, together with other investors, a controlling interest in the Company. In connection with the consummation of the Merger, a corporate restructuring took place in which the Company contributed the capital stock of all of its subsidiaries other than MEDIQ/PRN Life Support Services, Inc. ("MEDIQ/PRN") to MEDIQ/PRN.

     Simultaneously with the Merger, a refinancing was undertaken in which (i) MEDIQ/PRN sold $190.0 million principal amount of senior subordinated notes,
(ii) the Company sold 140,885 units, each unit consisting of senior discount debentures and warrants to purchase Common Stock of the Surviving Corporation for gross proceeds of $75.0 million, (iii) MEDIQ/PRN entered into a new senior secured credit facility amounting to $325.0 million and (iv) all indebtedness of the Company except approximately $10.1 million of the 7.50% Exchangeable Subordinated Debentures due 2003 and $2.0 million of MEDIQ/PRN's capital leases was repaid.

     In the Merger, each share of the Company's existing Series A Preferred Stock, par value $.50 per share and Common Stock, par value $1.00 per share issued and outstanding immediately prior to the Merger was converted into the right to receive $13.75 in cash, without interest, and 0.075 of a share of

     Series A 13.0% Cumulative Compounding Preferred Stock, par value $.01 of the Surviving Corporation, except that certain premerger controlling stockholders converted 1,000,000 shares of preferred stock into shares of Series B 13.25% Cumulative Compounding Perpetual Preferred Stock, par value $.01 per share ("Series B Preferred Stock") and Common Stock, par value $.01 per share ("Common Stock") of the Surviving Corporation. Options to purchase common stock outstanding at the date of the Merger became exercisable on that date. The options were exchanged for cash consideration of $13.75 for each option less the exercise price per option and 0.075 shares of Series A Preferred Stock. Additionally, shares of common and preferred stock held in treasury at the date of the Merger were cancelled.

     The authorized capital stock of the Surviving Corporation consists of (i) Common Stock, (ii) Series A Preferred Stock, (iii) Series B Preferred Stock and
(iv) Series C 13.5% Cumulative Compounding Preferred Stock, par value $.01 per share ("Series C Preferred Stock").

     For accounting purposes the Merger was treated as a recapitalization. The historical basis of the Company's assets and liabilities was not affected.

     The aggregate consideration paid in connection with the Merger was approximately $390.8 million. Certain costs were incurred to effect the Merger. Such costs aggregated $32.4 million and were charged to expense as Merger and Acquisition Charges in the Consolidated Statement of Operations. The costs consisted of $19.7 million related to the exercise of stock options outstanding at the date of the Merger, $6.7 million in incentive bonuses paid in connection with the Merger and a one time $6.0 million management fee to BRS and its other investors.

Note C - Acquisitions

     On May 29, 1998, the Company purchased specified assets and rights of CH Industries, Inc. ("CHI"), certain subsidiaries (including CH Medical, Inc.) and certain other parties (the "CH Medical Business") for a purchase price of $48.5 million in cash (subject to adjustment based on closing net asset adjustments), including related costs and expenses, and the assumption of certain specified obligations related to the CH Medical Business (the "CH Medical Acquisition"). The Company financed the purchase price and related costs and expenses of the CH Medical Acquisition with the proceeds from Term Loans under the Senior Secured Credit Facility. CHI developed various medical products utilized in patient care treatment and therapy. In addition to its development of medical products, CHI was a national sales, rental and service corporation specializing in patient beds, overlays, mattress replacement systems, pressure relieving pads and surfaces and other therapeutic support services. CHI developed, among other things, technology used in the manufacture of beds and frameless systems for hospitals, extended care facilities and homes to effectively treat the severe conditions and complications inherent to patients who are bed confined.

     On June 26, 1998, the Company acquired certain assets of National Patient Care Systems, Inc. ("NPC") for $11.0 million in cash, including related costs and expenses, with contingent consideration of up to $2.8 million payable over the next two years if certain revenue targets are achieved by NPC. NPC is a provider of air support therapy rental equipment including frameless and framed integrated bed systems.

     Both acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values on the date of purchase. The excess of the purchase price over the estimated fair values of the net assets acquired, $27.9 million for the CH Medical Business and $9.0 million for NPC, was recorded as goodwill and is being amortized on a straight line basis over twenty years. In connection with the CH Medical Business, the Company acquired five patents. Such patents were issued between September 1990 and February 1995. The Company has assigned a value to the patents based on its best estimate until a valuation is completed by an independent appraiser. Although the Company is unable to predict whether there will be an adjustment, if any, as a result of such valuation, the Company does not believe there will be any material adverse effect on the Company's results of operations. The Company incurred $2.6 million of costs related to severance and future purchase commitments as a result of the acquisition of the CH Medical Business. Such costs are reflected as Merger and Acquisition Charges in the Consolidated Statement of Operations.

     Currently, the Company is in negotiations with CHI to resolve proposed closing net asset adjustments and guaranteed current asset realization. The Company cannot determine at this time the amount of funds, if any, it will ultimately receive as a result of such negotiations. The Company believes that the results of such negotiations will not have a material adverse effect on its financial position or results of operations.

     The operations of the CH Medical Business and NPC are included in the Company's Consolidated Statement of Operations from their respective acquisition dates. The following pro forma financial information presents the consolidated results of operations of the Company as if the acquisitions had occurred on October 1 of the respective periods. The unaudited pro forma information is presented for comparative purposes only and does not necessarily reflect the results of operations of the Company had the acquisitions been made on such date.



                                                   Year Ended September 30,
                                                   ------------------------
                                                     1998             1997
                                                   --------         -------
                                                         (in thousands,
                                                   except per share amounts)
                                                          (Unaudited)

Revenues                                           $207,814         $195,552
(Loss) income from continuing operations            (33,052)           4,341
Net (loss) income                                   (35,535)          31,245
(Loss) earnings per share                            (33.06)           29.07

     On September 18, 1997, the Company acquired the remaining 50% interest in its SpectraCair Joint Venture ("SpectraCair") from a subsidiary of Huntleigh Healthcare ("Huntleigh") for $1.9 million in cash and the assumption of Huntleigh's portion of the outstanding debt of SpectraCair. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair market values at the date of the acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was not material.

Note D - Dispositions

     In fiscal 1997, the Company recorded a reserve of $5.0 million in Loss on Disposal within Discontinued Operations in the Consolidated Statement of Operations against its investment in InnoServ Technologies ("InnoServ") in anticipation of the sale to InnoServ of all of the common stock of InnoServ owned by the Company. The sale occurred in November 1997. In a change of control of InnoServ thereafter, and before September 30, 1998, the Company was entitled to certain payments from the acquiring party. InnoServ was acquired in May 1998, and in September 1998 the Company received $2.9 million, net of expenses, in settlement of the amounts due the Company. This gain is reflected in Gain on Disposal within Discontinued Operations in the Consolidated Statement of Operations.

     In December 1996, the Company sold to NutraMax Products, Inc. ("NutraMax") all of the shares of NutraMax common stock owned by the Company and recognized an after tax gain of $4.8 million. The Company received from NutraMax $19.9 million in cash and an interest bearing promissory note in the amount of $16.4 million. The shares sold were placed in escrow in support of the Company's 7.50% Exchangeable Subordinated Debentures ("Exchangeable Debentures"). The note is payable when the shares are delivered to NutraMax upon release from escrow. NutraMax shares are released from escrow upon the purchase or redemption of the Exchangeable Debentures by the Company. In the event the Exchangeable Debentures are exchanged into shares of NutraMax, the note is reduced on a pro rata basis. The note does not bear a market rate of interest for its full term and, accordingly, the note was discounted to $13.6 million. Repurchases of Exchangeable Debentures by the Company in fiscal 1997 and 1998 resulted in the release from escrow and delivery of NutraMax common shares to NutraMax. Accordingly, the Company received $10.5 million and $5.6 million in cash on the note and recognized gains of $1.8 million and $1.1 million on the note in 1997 and 1998, respectively. These gains are reflected in Other-net within Other Charges and Credits in the Consolidated Statement of Operations. At September 30, 1998, the balance of the note receivable was $.2 million.

     In May 1997, the Company sold the stock of Health Examinetics, Inc. for approximately $1.7 million, consisting of $.1 million in cash and an interest bearing promissory note in the amount of $1.6 million. The note bears interest at 7% per annum and matures in April 2003. Interest only is due on the note for the first eighteen months. Quarterly principal and interest payments commence on January 1, 1999. The sale resulted in an after tax charge of $1 million, which was in addition to the estimated net loss on the disposal recorded in fiscal 1996. The charge is netted in Gain on Disposal within Income from Discontinued Operations in the Consolidated Statement of Operations.

     In November 1996, the Company sold substantially all of the assets of MEDIQ Mobile X-Ray Services, Inc. to a subsidiary of Integrated Health Services, Inc. ("IHS"). The consideration received was $5.3 million in cash and shares of IHS common stock valued at $5.2 million, with potential for additional cash consideration based upon the occurrence of certain future events. In July 1997, the Company sold the IHS shares at an amount approximating carrying value. Also, in fiscal 1997 the Company received approximately $1.1 million in additional cash consideration.

     In October 1996, PCI Services, Inc. ("PCI") was acquired by Cardinal Health, Inc. ("Cardinal"). In that transaction, the Company received 1,449,000 shares (adjusted for stock split) of Cardinal stock in exchange for its 46% ownership interest in PCI. The Company recognized an after tax gain of $32.6 million on this transaction as a component of Income from Discontinued Operations in the Consolidated Statement of Operations. The Company sold its Cardinal shares in January 1997 for $88.4 million and used the proceeds to reduce debt.

     Revenues from discontinued operations (excluding equity investees) were $6.6 million in 1997 and $36.8 million in 1996. No revenues were recorded in 1998.

Note E - Nonrecurring Charges

     In February 1997, the Company entered into an agreement with Universal Hospital Services, Inc. ("UHS") to acquire the outstanding shares of UHS. Including the assumption of debt, the total purchase price was to be $138 million. In July 1997, the Company and UHS were informed by the Federal Trade Commission ("FTC") that it was to take legal action to block the proposed transaction. Facing the likelihood of a protracted proceeding before the FTC, the uncertainty of the outcome and the costs associated with continuing to defend against the FTC, in September 1997 the Company and UHS mutually terminated the proposed acquisition. The Company wrote off $4 million ($2.4 million net of taxes) of deferred acquisition and financing costs related to the proposed acquisition which is included in Other-net within Other Charges and Credits in the Consolidated Statement of Operations.

     In the first quarter of fiscal 1996, the Company recorded a restructuring charge of $2.2 million for employee severance costs in connection with a plan approved by the Board of Directors to downsize corporate functions and consolidate certain activities with MEDIQ/PRN. The Company paid approximately $1.5 million of severance benefits through September 30, 1998. Payments in settlement of the remaining restructuring obligation will be substantially completed in fiscal 1999.

Note F - Inventory

                                                          September 30,
                                                  -----------------------------
                                                    1998                 1997
                                                  --------             --------
                                                         (in thousands)
Raw materials                                     $  2,791             $     --
Finished goods                                      19,029               13,047
                                                  --------             --------
                                                  $ 21,820             $ 13,047
                                                  ========             ========

Note G - Property, Plant and Equipment
                                                          September 30,
                                                  -----------------------------
                                                    1998                 1997
                                                  --------             --------
                                                         (in thousands)
Rental equipment                                  $236,828             $229,095
Equipment and fixtures                              14,561               12,787
Building and improvements                            8,128                7,589
Land                                                   149                  149
                                                  --------             --------
                                                   259,666              249,620
Less accumulated depreciation and amortization     155,749              136,031
                                                  --------             --------
                                                  $103,917             $113,589
                                                  ========             ========

     Depreciation and amortization expense related to property, plant and equipment was $36.9 million, $26.5 million and $26.3 million in 1998, 1997 and 1996, respectively. Fiscal 1998 included a $6.0 million charge to write down certain under utilized rental equipment to net realizable value.

Note H - Accrued Expenses
                                                          September 30,
                                                  -----------------------------
                                                    1998                 1997
                                                  --------             --------
                                                          (in thousands)
Interest                                           $ 8,086               $2,135
Payroll and related taxes                            2,490                3,588
Commissions                                          1,876                1,693
Severance                                            1,038                2,431
Government investigations                             --                  4,200
Insurance                                            1,433                1,960
Pension                                              1,910                1,961
Other                                                3,736                4,764
                                                   -------              -------
                                                   $20,569              $22,732
                                                   =======              =======
Note I - Long Term Debt
                                                          September 30,
                                                  -----------------------------
                                                    1998                 1997
                                                  --------             --------
                                                          (in thousands)
Senior debt:
  Term loans                                      $200,000             $128,933
  Revolving credit                                      --                3,500
  13% senior discount debentures due 2009           77,562                   --
  Capital lease obligations payable in
    varying installments through 2001 at
    fixed rates from 8.1% to 13.6%                   1,965                3,346
                                                  --------             --------
                                                   279,527              135,779
  Less current portion                               2,037                7,648
                                                  --------             --------
                                                  $277,490             $128,131
                                                  ========             ========

                                                          September 30,
                                                  -----------------------------
                                                    1998                 1997
                                                  --------             --------
                                                          (in thousands)
Subordinated debt:
  11% senior subordinated notes due 2008          $190,000             $     --
  7.50% exchangeable subordinated
    debentures due 2003                                514               10,055
                                                  --------             --------
                                                  $190,514             $ 10,055
                                                  ========             ========

     To finance a portion of the cash consideration pursuant to the Merger and the CH Medical Acquisition and pay off certain outstanding debt, the Company and MEDIQ/PRN undertook a refinancing consisting of: (i) a $325.0 million Senior Secured Credit Facility ("New Credit Facility"); (ii) $190.0 million principal amount of 11% Senior Subordinated Notes due 2008 ("Notes"); and (iii) $140.9 million aggregate principal amount at maturity of 13% Senior Discount Debentures due 2009 ("Debentures"). The New Credit Facility replaced a $260.0 million facility formerly in place.

     The New Credit Facility is secured by a (i) first priority lien and security interests in substantially all tangible and intangible assets of MEDIQ/PRN and its subsidiaries presently owned and subsequently acquired or organized, (ii) first priority pledge of all capital stock of MEDIQ/PRN's subsidiaries presently owned and subsequently acquired or organized and (iii) mortgage on the Company's corporate headquarters building and certain personal property therein. Also, each subsidiary of MEDIQ/PRN presently owned and subsequently acquired or organized is a party to and an unconditional guarantor under the New Credit Facility.

     The New Credit Facility consists of (i) an eight year senior secured $200.0 million term loan facility (the "Term Loan Facility"), (ii) a six year revolving credit facility not to exceed $50.0 million (the "Revolving Credit Facility") and (iii) a six year senior secured acquisition facility not to exceed $75.0 million (the "Acquisition Facility"). The Acquisition Facility is available through November 1999. Amounts borrowed under the Term and Acquisition Facilities and repaid may not be reborrowed. Amounts borrowed under the Revolving Credit Facility and repaid may be reborrowed.

     Borrowings under the NewCredit Facility bear interest at a floating rate based upon, at MEDIQ/PRN's option, (i) the higher of the prime rate of Banque Nationale de Paris or the Federal funds effective rate plus 0.5% plus, in the case of the Term Loans, a margin equal to 1.5%, and in the case of the Revolving Loans and the Acquisition Loans, a margin equal to 1.0% or (ii) the London Interbank Offered Rate ("LIBOR") plus, in the case of the Term Loans, a margin equal to 2.75%, and in the case of the Revolving Loans and Acquisition Loans, a margin equal to 2.25%. At September 30, 1998, borrowings under the Term Loan Facility principally bear interest at 8.50%. On December 10, 1998, the interest rate on the Term Loan Facility was reduced to 7.88% as a result of a reduction in LIBOR. Such rate will be in effect until June 10, 1999, when it will be adjusted to the then current LIBOR or prime rate. In addition, commitment fees are required at 0.5% per year of the undrawn portion of the commitments in respect of the facilities. The New Credit Facility contains provisions under which commitment fees and margins on interest rates under the facilities will be adjusted in increments based on meeting certain performance goals.

     Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity. The Term Loans amortize on a quarterly basis commencing September 30, 1999. Principal amounts outstanding under the Acquisition Facility on November 30, 1999 will amortize on a quarterly basis. The Term, Revolving and Acquisition Loans are subject to mandatory prepayments and reductions in the event of certain extraordinary transactions or issuances of debt and equity by MEDIQ/PRN or any of its subsidiary guarantors. Such loans are required to be prepaid with 75% of the excess cash flow (as defined in the New Credit Agreement) of MEDIQ/PRN or, if MEDIQ/PRN's ratio of funded debt to pro forma earnings before interest, taxes, depreciation and amortization for the preceding 12 month period is less than 5.0 to 1.0, 50% of such excess cash flow.

     At September 30, 1998, pursuant to the terms of the New Credit Facility and/or the indentures for the Notes and Debentures, availability under the Revolving Credit Facility and the Acquisition Facility was limited to $29.8 million and $50.0 million, respectively.

     The Notes, issued on May 29, 1998, are unsecured obligations of MEDIQ/PRN maturing on June 1, 2008 and bear interest at 11% per year payable on June 1 and December 1. The Notes are supported by unconditional guaranties of each of MEDIQ/PRN's subsidiaries presently owned and subsequently acquired or organized. Commencing June 1, 2003, the Notes may be redeemed at MEDIQ/PRN's option at prices specified in the indenture. Prior to June 1, 2001, MEDIQ/PRN may at its option redeem a limited amount of the Notes at a redemption price of 111%, plus accrued and unpaid interest, with proceeds from a public offering of equity securities. In the event of a change in control of the Company, MEDIQ/PRN may be required to repurchase Notes at a redemption price of 101%, plus accrued and unpaid interest. The Notes are subordinate to senior indebtedness of MEDIQ/PRN and its subsidiaries, including obligations under the New Credit Facility.

     The Debentures, issued on May 29, 1998, are unsecured obligations of the Company maturing on June 1, 2009. The Debentures were issued at an aggregate discounted amount of $74.3 million. The carrying amount per bond accretes incrementally at an effective rate of 13.2% to the full principal amount on June 1, 2003. No cash interest accrues on the Debentures through June 1, 2003. Thereafter, interest accrues at 13% per year, payable on June 1 and December 1. Commencing June 1, 2003, the Debentures may be redeemed at the Company's option at prices specified in the indenture. Prior to June 1, 2001, the Company may at its option redeem a limited amount of the Debentures at a redemption price of 113% of accreted value, plus accrued and unpaid interest, with proceeds from a public offering of equity securities. In the event of a change in control of the Company, the Company may be required to repurchase Debentures at a redemption price of 101% of the accreted value per bond, plus accrued and unpaid interest. The Debentures are subordinate to the New Credit Facility and 11% Senior Subordinated Notes due 2008, as well as to all other creditors of MEDIQ/PRN and its subsidiaries even if the indebtedness of MEDIQ/PRN and its subsidiaries is not designated as senior indebtedness. The Debentures were initially issued in units with warrants to purchase Common Stock of the Company. The Debentures and Warrants have since become separable from one another. (See Note N.)

     On June 5, 1998, pursuant to a change of control provision, the Company made a tender offer to repurchase the remaining outstanding balance of the Exchangeable Debentures of approximately $10.1 million. On July 3, 1998, the Company redeemed $9.5 million of the Exchangeable Debentures pursuant to the tender offer. Early retirement of this debt resulted in an extraordinary loss of $.2 million, related to the write off of deferred financing costs. The outstanding balance of the Exchangeable Debentures at September 30, 1998 is subject to redemption at the Company's option at a redemption price per bond of $103.33 through July 14, 1999 and $102.50 from July 15, 1999 through July 14, 2000.

     Term loans and revolving credit advances outstanding at the date of the Merger were repaid with proceeds from the refinancing described above. As a result of such refinancing, the Company recognized an extraordinary loss of $4.3 million (net of tax of $1.9 million) related to the write off of deferred financing costs.

     During 1998, weighted average interest rates incurred on the Credit Facility were (i) Term Facility - 8.64% and (ii) Revolving Credit Facility - 9.50%. No borrowings were made under the Acquisition Facility. Weighted average interest rates incurred in 1998 under the previous credit arrangements were: term loan A - 7.79%, (ii) term loan B - 8.50% and (iii) revolving credit advances - 9.00%. Aggregate commitment fees incurred under all facilities in 1998 were $.4 million.

     The New Credit Facility and the indentures related to the Debentures and Notes include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers and consolidations, make investments and capital expenditures and pay dividends.

     Maturities of long term debt in the next five years are: $2.0 million in 1999; $2.3 million in 2000; $2.2 million in 2001; $2.0 million in 2002; and $2.5 million in 2003.

Note J - Financial Instruments

     The Company utilizes interest rate swap contracts to manage interest rate exposure. The principal object of such contracts is to minimize the risks and/or costs associated with financial activities. The Company does not use swap contracts for trading or other speculative purposes. The counterparties to these arrangements are a diverse group of major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company does not anticipate nonperformance by the counterparties.

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

     In July 1998, the Company entered into a new interest rate swap agreement in the notional amount of $100.0 million. The swap effectively fixes the Company's borrowing rate on $100.0 million of the Term Loan Facility at 5.35% until July 2003 as long as the three month LIBOR rate does not exceed 6.25%. If the three month LIBOR rate exceeds 6.25%, the swap temporarily terminates until the three month LIBOR rate drops back below 6.25%. The Company must pay the actual LIBOR rate when LIBOR exceeds 6.25%. The anniversary dates for determining the three month LIBOR rate are the closest business day to January 3, April 3, July 3 and October 3 in each year. On the latest anniversary date, October 5, 1998, the three month LIBOR rate was 5.31%. The estimated cost to terminate this swap at September 30, 1998 was $2.9 million.

     In order to mitigate its interest rate exposure for LIBOR rates above 6.25%, the Company obtained zero cost collars with notional amounts aggregating $100.0 million with ceiling rates of 7.00% and a weighted average floor rate of 5.03%. The collars are in effect until July 2003. The estimated cost to terminate this collar at September 30, 1998 was $2.2 million.

     In July 1998, the Company terminated previously existing interest rate hedging contracts at a cost of approximately $.6 million, which was reflected as interest expense.

Note K - Commitments and Contingencies

     Leases - The Company leases certain equipment, automobiles and office space. The future minimum lease payments under noncancelable operating leases and capital leases are as follows:


                                                  Capital             Operating
Year Ending September 30,                         Leases                Leases
-------------------------                         -------             ---------
                                                          (in thousands)
1999                                              $  1,845             $  5,294
2000                                                   345                3,968
2001                                                   312                2,601
2002                                                    --                1,572
2003 and thereafter                                     --                  778
                                                  --------             --------
Total minimum lease payments                         2,502             $ 14,213
                                                                       ========
Less amount representing interest                      537
                                                  --------
Present value of minimum lease payments           $  1,965
                                                  ========


     Total rent expense under operating leases was $5.7 million, $5.6 million and $5.2 million in 1998, 1997 and 1996, respectively. Certain leases, which are for terms of up to five years, contain options to renew for additional periods.

     At September 30, 1998, rental equipment and machinery and equipment included assets under capitalized lease obligations of $7.0 million, less accumulated amortization of $3.0 million.

     Purchase commitments - The Company entered into two long term agreements to purchase approximately $14.5 million of products in the next fiscal year. The Company purchased $13.8 million, $1.2 million and $5.9 million under purchase commitment agreements in 1998, 1997 and 1996, respectively.

     Employment agreements - The Company maintains employment agreements with its two Executive Officers and certain officers of its subsidiaries. Such agreements, which automatically renew each year unless terminated as described in the agreement, provide for minimum salary levels, adjusted annually in accordance with Company policy, as well as for incentive bonuses that are payable if specified management goals are attained. A majority of the employment agreements contain provisions for severance payments unless the individual is terminated for cause or resigns. As of September 30, 1998, the aggregate minimum commitment under these employment agreements, excluding bonuses, was approximately $6.3 million.

     Management agreement - As a result of the Merger, MEDIQ/PRN entered into a management agreement with BRS and its other investors for them to provide business and organizational strategy, financial and investment management and merchant and investment banking services. The annual management fee is the greater of $1.0 million or 1.5% of EBITDA (as defined in the agreement). MEDIQ/PRN paid $.3 million under the management agreement in 1998.

     Investigations and legal proceedings - On January 15, 1998, a complaint purporting to be a class action, was filed in Delaware Chancery Court, naming the Company and each of its directors as defendants and seeking to enjoin consummation of the Merger or, in the alternative, to recover compensatory damages. Plaintiff, a stockholder of the Company, alleges generally that the directors have breached fiduciary duties to stockholders. The Company believes that the allegations in the complaint are completely without merit and intends to vigorously defend this case. Based on the information currently available, the Company believes that resolution of the claim will not have a material adverse effect on the operations or financial condition of the Company.

     In July 1998, MEDIQ Mobile X-Ray Services, Inc., a subsidiary of MEDIQ/PRN whose assets were sold in November 1996, was notified that it is the subject of an investigation by the Department of Justice and the Office of the Inspector General of the Department of Health and Human Services. The Company has not yet been informed of the nature or scope of the investigation.

     MEDIQ Imaging Services, Inc., the assets of which were sold by the Company in August 1995, was the subject of a civil investigation by the United States Attorney's Office for the District of New Jersey and the Department of Health and Human Services. The investigation focused on advice given by certain MEDIQ Imaging employees to physician customers of MEDIQ Imaging relating to the reassignment of certain Medicare claims. The Company and MEDIQ Imaging voluntarily reported the issue to the United States Government in January 1995 after learning that the advice given by the employees may have been inconsistent with the regulations relating to reassignment. The Company and MEDIQ Imaging cooperated in the investigation and denied any wrongdoing. In December 1997 the Company reached a settlement with the United States Government for $4.2 million, which was fully reserved as of September 30, 1997. The settlement represents the repayment of alleged excess Medicare reimbursements.

     In February 1997, the Company was sued in the Superior Court of New Jersey by its former wholly owned subsidiary, MHM Services, Inc. ("MHM"). The suit challenged the validity of a note receivable in the original principal amount of $11.5 million that MEDIQ and MHM entered into in connection with the spin off of MHM to the Company's shareholders in August 1993. In addition, beginning in February 1997, MHM stopped making the required monthly installments on the note, upon which the Company gave notice to MHM of its default and declared all sums outstanding under the note immediately due and payable. In October 1997, the Company filed a motion for summary judgment against MHM. In November 1997, the Court granted summary judgment in favor of the Company and against MHM on all counts. Specifically, the Court ruled that the note was valid and enforceable. The Court also rejected MHM's request for a stay pending appeal. On April 17, 1998, the Court entered a

Final Damages Order in favor of the Company in the approximate amount of $11.8 million. In July 1998, the Company reached a settlement with MHM in which MHM paid the Company $3.0 million in cash in full satisfaction of all amounts due. This gain is reflected in Other-net within Other Charges and Credits in the Consolidated Statement of Operations.

     On June 12, 1996, the Company, ATS Medical Services, Inc. ("ATS") and MEDIQ Mobile X-Ray Services, Inc. were sued in United States District Court for the Middle District of Pennsylvania by former employees of ATS. The lawsuit alleges that the former employees were wrongfully terminated and asserts claims pursuant to the whistleblower provision of the False Claims Act and the Pennsylvania Wage Payment and Collection Law. In December 1997, the Company, without admission of guilt and desiring to avoid the expense of further litigation, reached a settlement, the amount of which was immaterial to the Company's financial statements.

     The Company has pending other legal claims incurred in the normal course of business which the Company believes will not have a material effect on the consolidated financial statements.

     Vendor dispute - Currently, the Company is in a dispute with a significant vendor. The vendor wishes to terminate a contract with the Company and the Company intends to vigorously defend its rights under the contract. As such the Company has filed a complaint in the Superior Court of New Jersey to protect its rights under the contract. Pursuant to the contract, the Company purchases parts and disposables and re-sells such products. The Company recognized $10.3 million in revenues in fiscal 1998 pursuant to this activity. The vendor also contended the Company was in arrears on its payments to the vendor. The Company has reviewed its internal books and records and disagrees with the vendor. However, the Company paid the vendor the alleged arrearage in order that the vendor could not contend the Company was in breach of contract. The two parties have agreed to attempt to work out the dispute prior to litigation. The Company believes any such resolution will not have a material adverse effect on the Company's results of operations.

     Reimbursements - The Company's products are rented and sold principally to health care providers who receive reimbursement for the products and services they provide from various public and private third party payors, including Medicare, Medicaid and private insurance programs. With the acquisition of the CH Medical Business, the Company also acts as a supplier of durable medical equipment under Federal law and, as such, furnishes products directly to customers and bills third party payors. As a result, the demand for the Company's products in any specific care setting is dependent in part on the reimbursement policies of the various payors in that setting. In order to be reimbursed, the products generally must be found to be reasonable and necessary for the treatment of medical conditions and must otherwise fall within the payor's list of covered services. In light of increased controls on Medicare spending, there is no assurance of the outcome of future coverage or payment decisions for any of the Company's products by governmental or private payors. If providers and other users of the Company's products and services are unable to obtain sufficient reimbursement, a material adverse impact may result.

Note L - Fair Value of Financial Instruments

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

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Accounts receivable and accounts payable - The carrying amounts of these items are an estimate of their fair values at September 30, 1998.

     Long term debt (excluding capital lease obligations) - The fair value of the Company's publicly traded debt is based on quoted market prices. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available. The carrying amount and estimated fair value of long term debt are $470.0 million and $450.6 million, respectively.

     Interest rate instruments - The fair values are the estimated amounts that the Company would receive or pay to terminate the agreements at September 30, 1998, taking into account current interest rates and the current creditworthiness of the counterparties. At September 30, 1998, the notional amounts were $200.0 million, there was no carrying value and the fair value was $5.1 million, which represents the cost to settle these instruments.

     The fair value estimates presented herein are based on information available to management as of September 30, 1998, and have not been comprehensively revalued for purposes of these financial statements since that date. Current estimates of fair value may differ significantly from the amounts presented herein.

Note M - Preferred Stock

                                                        September 30,
                                                  -------------------------
                                                    1998             1997
                                                  --------         --------
                                                       (in thousands)
Mandatorily Redeemable Preferred Stock:
  Series A 13.0% cumulative compounding           $  81,669        $     --
  Series C 13.5% cumulative compounding              31,368              --
                                                  ---------        --------
                                                  $ 113,037        $     --
                                                  =========        ========

Preferred Stock in Stockholders'
  Equity (Deficiency):
  Series B 13.25% cumulative compounding
    perpetual                                     $      30        $     --
  Series A                                               --           3,322
                                                  ---------        --------
                                                  $      30        $  3,322
                                                  =========        ========

     In connection with the Merger, the Company issued the following preferred stocks: (i) Series A Preferred Stock; (ii) Series B Preferred Stock; and (iii) Series C Preferred Stock. At September 30, 1998, authorized shares issued and outstanding for each series were: Series A Preferred Stock - authorized 10 million, issued and outstanding 7,823,506; Series B Preferred Stock - authorized 5 million, issued and outstanding 2,999,999; Series C Preferred Stock - authorized 5 million, issued and outstanding 3,000,000.

     Dividend rates per share of each series of preferred stock are $1.30 for Series A Preferred Stock, $1.325 for Series B Preferred Stock and $1.35 for Series C Preferred Stock. Each series has a stated value per share of $10.00. Dividends for each series are payable on June 30 and December 31 of each year, commencing December 31, 1998, but only upon declaration by the Company's Board of Directors. Accrued and unpaid dividends are cumulative for each series and are added to the liquidation value for Series A Preferred Stock and Series C Preferred Stock and to long term liabilities with respect to Series B Preferred Stock. Accrued dividends not paid on any dividend payment date accrue additional dividends compounded annually. Liquidation, whether voluntary or involuntary, preference per share for each series is $10.00, plus cumulative dividends in arrears.

     All outstanding shares of Series A Preferred Stock and Series C Preferred Stock are required to be redeemed by the Company from legally available funds on December 31, 2011 and 2012, respectively, both at a liquidation value per share of $10.00, plus accrued and unpaid dividends. At its option, subject to debt restrictions, the Company may redeem outstanding shares on a pro rata basis among all holders of each respective Series A Preferred Stock or Series C Preferred Stock at any time in whole or part from legally available funds. Series A Preferred Stock has an optional redemption price per share through December 31, 1999 of $11.00, plus accrued and unpaid dividends. Series C Preferred Stock has an optional redemption price per share of $10.00, plus accrued and unpaid dividends. No partial redemption of either Series A Preferred Stock or Series C Preferred Stock may occur unless all accrued and unpaid dividends to the date of redemption have been declared and paid, or a sum sufficient for such payments has been separately set apart. The Company has neither the right nor is required to redeem any outstanding shares of Series B Preferred Stock. However, outstanding shares of Series B Preferred Stock may be repurchased by the Company with the consent of the selling holder, subject to debt restrictions.

     Series A Preferred Stock has priority with respect to dividends and liquidation rights over the other two series. Series B Preferred Stock has priority over Series C Preferred Stock with respect to such rights. Each series of preferred stock has priority over common stock, and each series of preferred stock is junior in priority to all existing and future indebtedness. Generally, no series of preferred stock is entitled nor permitted to vote on any matter required or permitted to be voted on by the holders of common stock.

     Accrued and unpaid dividends for fiscal 1998 from the date of issue were $3.4 million for Series A Preferred Stock, $1.3 million for Series B Preferred Stock and $1.4 million for Series C Preferred Stock. Accrued dividends for each series were charged to accumulated deficit. For Series A Preferred Stock and Series C Preferred Stock, the accrued dividends were added to the respective carrying amount of each series. For Series B Preferred Stock, the accrued dividends were recorded in long term liabilities.

     There is no established public market for the Company's preferred stock, and as such, there is no practicable manner to obtain an aggregate market valuation.

     At the date of the Merger, all but 1.0 million outstanding shares of the premerger Series A preferred stock, par value $.50 were exchanged for 0.075 shares of post-merger Series A Preferred Stock and cash consideration. The 1.0 million shares were exchanged for Series B Preferred Stock and new Common Stock. Premerger Series A was subsequently cancelled. All shares of preferred stock held in treasury at the date of Merger were also cancelled.

     The Company has 20 million authorized shares, par value $.01 available for issuance in one or more series. These may be issued by the Board of Directors of the Company, with preference, terms and rights determined by the Board of Directors, without further action by the holders of the Company's Common Stock.

     Terms of the New Credit Facility, Notes and Debentures restrict the ability of the Company to pay dividends with respect to each series of preferred stock.

Note N - Common Stock and Warrants

     In the recapitalization effected by the Merger, the Company authorized 30 million shares of Common Stock and issued 1.0 million shares. In September 1998, certain members of management purchased an additional 74,823 shares. Total shares of Common Stock issued and outstanding at September 30, 1998 were 1,074,823.

     Holders of Common Stock are entitled to one vote per share on all matters required or permitted to be submitted for action by stockholders. Subject to the preference on dividends of preferred stock, all shares of Common Stock are entitled to share in dividends as the Board of Directors of the Company may declare from legally available funds.

     The Company issued 140,885 Warrants entitling holders to purchase 91,209 shares of the Company's Common Stock. The Warrants have an exercise price of $.01 and are exercisable from May 30, 1999 to the expiration date of June 1, 2009. The value attributed to the Warrants upon issuance was $.7 million and was recorded in Capital in Excess of Par Value. The Warrants were initially issued as a unit with the Debentures. The Warrants and Debentures have since become separable from one another.

     Shares of Common Stock, par value $1.00 outstanding at the Merger date were exchanged for 0.075 of a share of post-merger Series A preferred stock and cash consideration. Premerger common stock was subsequently cancelled. Options to purchase shares of premerger common stock outstanding at the Merger date became exercisable on that date and were exchanged for 0.075 of a share of post-merger Series A preferred stock and cash consideration. All shares of common stock held in treasury at the Merger date were cancelled.

     Terms of the New Credit Facility, Notes and Debentures restrict the ability of the Company to pay dividends on the Common Stock.

     In the first quarter of fiscal 1999, the Company's Board of Directors adopted a stock option plan. The plan authorizes the issuance of options for 61,543 shares of Common Stock. Also in the first quarter, the Company issued options for 54,115 shares of Common Stock. Such options have an exercise price of $10.00 per share, expire on October 1, 2008 and vest over four years in accordance with a formula defined in the plan.

Note O - Income Taxes

     Income tax (benefit) expense relating to continuing operations consisted of:

                                              Year Ended September 30,
                                     ------------------------------------------
                                       1998             1997              1996
                                     --------         --------          -------
                                                  (in thousands)
          Current:
            Federal                  $    547         $(24,397)         $    --
            State                         176               51              272
                                     --------         --------          -------
                                          723          (24,346)             272
                                     --------         --------          -------

          Deferred:
            Federal                   (13,178)          29,641             (810)
            State                          --             (161)             160
                                     --------         --------          -------
                                      (13,178)          29,480             (650)
                                     --------         --------          -------

          Total income tax
            (benefit) expense        $(12,455)        $  5,134          $  (378)
                                     ========         ========          =======

     The differences between the Company's income tax (benefit) expense and the income tax (benefit) expense computed using the Federal income tax rate were:



                                                                         Year Ended September 30,
                                                                ----------------------------------------
                                                                  1998            1997             1996
                                                                --------        -------          -------
                                                                            (in thousands)
     Statutory federal tax (benefit) expense                    $(14,119)       $   984          $(2,229)
     State income taxes, net of federal income taxes                 116            (72)           1,201
     Goodwill amortization                                           916            350              368
     Equity participation - MEDIQ/PRN warrants                        --          3,756              213
     Other items - net                                               632            116               69
                                                                --------        -------          -------
     Income tax (benefit) expense                               $(12,455)       $ 5,134          $  (378)
                                                                ========        =======          =======

     Significant components of the Company's deferred tax assets and liabilities were:

                                                              September 30,
                                                       ------------------------
                                                         1998             1997
                                                       -------          -------
     Liabilities:                                           (in thousands)
       Depreciation                                    $27,527          $28,004
       Intangible assets                                 2,543            2,050
       Accrued expenses                                  5,198            4,510
       Prepaid expenses                                     48              117
       Other                                               118              768
                                                       -------          -------
          Gross deferred tax liabilities                35,434           35,449
     Assets:
       Net operating and capital loss carry forwards     7,119            4,894
       Tax credit carry forwards                         5,219            1,997
       Accrued expenses and reserves                    10,350            6,972
       Intangible assets                                 3,702              364
       Other                                             8,411            4,905
                                                       -------          -------
          Gross deferred tax assets                     34,801           19,132
       Valuation allowance                              (7,119)          (4,894)
                                                       -------          -------
                                                        27,682           14,238
                                                       -------          -------
     Net deferred tax liability                        $ 7,752          $21,211
                                                       =======          =======

     During fiscal 1998, the Company generated $13.6 million of net operating losses and $2.4 million of capital losses. These losses will be carried back to a prior period. As a result of such carryback, the Company anticipates a refund of $2.2 million and the generation of Federal alternative minimum tax credits of $2.7 million and general business tax credits of $.5 million. At September 30, 1998, the Company has Federal alternative minimum tax credit carryforwards of $4.5 million and general business tax credits of $.7 million that expire through 2003. State net operating losses of $104.6 million expire in varying amounts through 2018, and are fully reserved in the valuation allowance.

Note P - Related Party Transactions

     MHM was spun off from the Company in fiscal 1993. MHM remained a related party through individuals with beneficial ownership interests in both MHM and the Company. MHM was obligated to the Company pursuant to a promissory note in the original amount of $11.5 million due in August 1998. The note bears interest at the prime rate plus 1.5% with interest payments only through fiscal 1995. Principal and interest payments commenced October 1, 1996. The Company recorded interest income related to the MHM note of $1 million and $1.1 million in 1997 and 1996, respectively. As a result of the continued deterioration in MHM's financial condition, the Company established reserves of $5.5 million and $6.0 million on amounts due from MHM, including accrued interest, in fiscal 1997 and 1996, respectively. In July 1998, the Company received $3.0 million from MHM in full satisfaction of all amounts due the Company.

     Fees incurred by the Company with firms in which members of its Board of Directors are partners were $8.3 million, $2.3 million and $.8 million for 1998, 1997 and 1996, respectively. Included in 1998 is a one time fee of $6.0 million with respect to consummation of the Merger.

Note Q - Pension Plan

     The Company maintains a noncontributory defined benefit pension plan which provides retirement benefits to substantially all employees. Employees generally are eligible to participate in the plan after one year of service and become fully vested after five years of service. The plan provides benefits based on years of credited service and compensation. The Company makes contributions that are sufficient to fully fund its actuarially determined cost, generally equal to the minimum amounts required by ERISA. Assets of the plan consist primarily of stocks and bonds.

         Net periodic pension expense is comprised of:


                                                                                Year Ended September 30,
                                                                       ----------------------------------------
                                                                         1998             1997           1996
                                                                       ---------        --------       --------
                                                                                    (in thousands)

         Service cost - benefits earned during the period              $    551         $    451       $    609
         Interest cost on projected benefit obligation                    1,196            1,158          1,066
         Actual return on plan assets                                      (861)          (3,029)        (1,463)
         Net amortization and deferrals                                    (471)           1,952            544
                                                                       --------         --------       --------
         Net periodic pension expense                                  $    415         $    532       $    756
                                                                       ========         ========       ========



     The following table presents the funded status of the plan and the amounts reflected in the Consolidated Balance Sheets:


                                                                     September 30,
                                                                -----------------------
                                                                1998              1997
                                                                --------       --------
                                                                    (in thousands)
     Actuarial present value of benefit obligations:
       Vested benefits                                          $(17,771)      $(15,116)
                                                                ========       ========
       Accumulated benefit obligation                           $(18,376)      $(15,857)
                                                                ========       ========
     Projected benefit obligation                               $(19,309)      $(16,680)
     Plan assets at fair value                                    17,046         16,528
                                                                --------       --------
     Projected benefit obligation in excess of plan assets        (2,263)          (152)
     Unrecognized net loss (gain)                                    139         (2,047)
     Balance of unrecorded transition obligation                     214            238
                                                                --------       --------
     Accrued pension liability                                  $ (1,910)       $(1,961)
                                                                ========       ========


     The actuarial assumptions used in determining net periodic pension costs were:

                                                    Year Ended September 30,
                                                   -------------------------
                                                   1998       1997      1996
                                                   ----       ----      ----
Discount rate                                      6.75%      7.5%        8%
Expected long term return on plan assets              8%        8%        8%
Weighted average rate of increase in
  compensation levels                                 5%        5%        5%

Note R - Selected Quarterly Financial Data (Unaudited)

     Selected quarterly financial data (in thousands, except per share amounts) for 1998 and 1997 is as follows:


                                                       First            Second            Third            Fourth
1998                                                  Quarter           Quarter          Quarter           Quarter
----                                                 --------          --------         --------          --------
Revenues                                             $ 42,570          $ 46,409         $ 42,941          $ 48,996
Operating income (loss)(A)                              5,851             9,555          (35,295)            1,185
Income (loss) from continuing operations                1,333             3,429          (26,526)           (7,307)
Income from discontinued operations                        --                --               --             2,044
Extraordinary item                                         --                --           (4,098)             (429)
Net income (loss) available for common
  shareholders                                          1,333             3,429          (32,224)          (10,241)

Earnings per share:
Income (loss) before extraordinary items,
  net of preferred dividends
  Basic                                                   .05               .13            (1.68)            (9.59)
  Diluted                                                 .05               .13            (1.68)            (9.59)

                                                       First            Second            Third            Fourth
1997                                                  Quarter           Quarter          Quarter           Quarter
----                                                 --------          --------         --------          --------
Revenues                                             $ 35,483          $ 42,566         $ 39,625          $ 38,286
Operating income (loss)                                 6,538            10,189            7,781             4,996
Income (loss) from continuing operations               (7,491)            6,357            2,561            (3,668) (C)
Income (loss) from discontinued operations             37,241 (B)           (66)          (1,092)           (1,142)
Extraordinary item                                     (6,464)             (462)             (76)           (1,035)
Net income (loss) available for common
  shareholders                                         23,286             5,829            1,393            (5,845)

Earnings per share:
Income (loss) before extraordinary items,
  net of preferred dividends
  Basic                                                  1.20               .25              .06              (.19)
  Diluted                                                1.20               .24              .06              (.19)


(A) Includes nonrecurring merger and acquisition costs of $.4 million in the second quarter, $34.2 million in the third quarter and $.4 million in the fourth quarter. The third quarter also reflects a $6.0 million charge to write down under utilized rental equipment to net realizable value and the fourth quarter includes a $3.4 million charge for acquired receivables.

(B)  Reflects gain on sales of PCI and NutraMax, net of taxes.

(C) Includes MHM reserves of $3.6 million and the write off of UHS deferred acquisition costs of $2.4 million, net of tax benefits.

Note S - Business Segment Data

     The Company operates primarily in one business segment. The Company rents movable medical equipment and support surfaces on a short term basis nationwide and distributes a variety of disposable products, accessories and repair parts used with the types of equipment it rents. This segment represents more than 90% of the consolidated revenues, operating profit and assets exclusive of corporate assets.

Note T - New Accounting Pronouncements

     FASB has issued SFAS No. 130, "Reporting Comprehensive Income," which will result in disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company is not required to adopt this standard until fiscal 1999. At this time, the Company has not determined the impact the adoption of this standard will have on the Company's financial statements.

     FASB has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is not required to adopt this standard until fiscal 1999. At this time, the Company has preliminarily determined that it only operates in one business segment.

     In February 1998, FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement, which improves disclosure about pensions and other postretirement benefits, is effective for fiscal years beginning after December 15, 1997. The Company does not believe the adoption of this standard will have a material impact on the Company's financial statements.

     In July 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities, is effective for fiscal years beginning after June 15, 1999. At this time, the Company has not determined the impact the adoption of this standard will have on the Company's financial statements.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----
         Report of Independent Auditors                                    29
         Consolidated Statement of Operations                              30
         Consolidated Balance Sheets                                       31
         Consolidated Statements of Stockholders' Equity (Deficiency)      32
         Consolidated Statements of Cash Flows                             33
         Notes to Consolidated Financial Statements                        34-51

         The response to this portion of Item 14 is submitted as a separate section of this report.

(a)(2)   Financial Statement Schedules

         Included in Part IV of this report:

         Schedule II - Valuation and Qualifying Accounts and Reserves

         Other Schedules are omitted because they are not applicable.

(a)(3)   Exhibits

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

2.2               Amended and restated Stock Purchase         Exhibit 2(a) to Annual Report on Form 10-K
                  Agreement among MEDIQ, MEDIQ Investment     filed by NutraMax Products, Inc. for the
                  Services, Inc. and NutraMax Products,       fiscal year ended September 28, 1996.
                  Inc. dated November 20, 1996

2.3               Affiliate Letter to Cardinal Health,        Exhibit 4 to Current Report on Form 8-K
                  Inc. from MEDIQ dated August 16,            filed October 21, 1996.
                  1996.

2.4               Stock purchase agreement among MEDIQ,       Exhibit 2.4 to Annual Report on Form 10-K
                  MEDIQ Investment Services, Inc. and         filed on December 23, 1997.
                  InnoServ Technologies, Inc. dated
                  November 13, 1997.

2.5               Asset Purchase Agreement by and             Exhibit 2.5 to Annual Report on
                  among MEDIQ Mobile X-Ray Services,          Form 10-K filed on December 30, 1996.
                  Inc., MEDIQ and Symphony Diagnostic
                  Services No. 1, Inc. dated
                  November 6, 1996

2.6               Agreement and Plan of Merger between        Annex A of the Proxy Statement/Prospectus
                  MQ Acquisition Corp and MEDIQ dated         included in Registration Statement
                  January 14, 1998, as amended April 27,      No. 333-46233 filed February 13, 1998.
                  1998

2.7               Stock Option Agreement among MEDIQ          Annex E of the Proxy Statement/Prospectus
                  and the persons signatory thereto           included in Form S-4 Registration Statement
                  dated January 14, 1998.                     No. 333-46233 filed February 13, 1998.

Exhibit           Description                                 Incorporation Reference
-------           -----------                                 -----------------------
2.8               Stockholder Agreements between BRS          Annex F of the Proxy Statement/Prospectus
                  and the Rotko Entities                      included in Form S-4 Registration Statement
                                                              No. 333-46233 filed February 13, 1998.

2.9               Rollover Agreement among MQ, the            Annex G of the Proxy Statement/Prospectus
                  Rotko Entities and MEDIQ dated              included in Form S-4 Registration Statement
                  January 14, 1998                            No. 333-46233 filed February 13, 1998.

2.10              Asset Purchase Agreement among CH           Exhibit 2 to Current Report on Form 8-K
                  Medical, Inc., MEDIQ/PRN Life Support       filed April 28, 1998.
                  Services, Inc. and the other parties
                  Named therein dated April 24, 1998.

3.1               Certificate of Incorporation.               Exhibit 3.1 to Form S-1 filed on July 13, 1998.

3.2               By-Laws.                                    Exhibit 3.2 to Form S-1 filed on July 13, 1998.

4.1               Credit Agreement among MEDIQ/PRN            Exhibit 4.3 to Current Report on
                  Life Support Services, Inc., the            Form 8-K filed January 15, 1998.
                  Lender Parties party thereto, Banque
                  Nationale de Paris, NationsBank, N.A.
                  and Credit Suisse First Boston dated
                  May 29, 1998.

4.2               Indenture dated as of July 1, 1993          Exhibit 4.1 to S-2
                  between MEDIQ and First Union Bank,         Registration Statement
                  N.A. (formerly First Fidelity Bank,         No. 33-61724 originally filed
                  N.A.) for 7.50% Exchangeable                on April 28, 1993, as amended.
                  Subordinated Debentures due 2003.

4.3               Form of 7.50% Exchangeable                  Exhibit 4.2 to S-2 Registration
                  Subordinated Debentures due 2003            Statement No. 33-61724 originally
                                                              filed on April 28, 1993 as amended

4.4               Indenture dated as of May 15, 1998          Exhibit 4.2 to Current Report on Form 8-K
                  among MEDIQ/PRN Life Support Services,      filed on June 15, 1998.
                  Inc., the Subsidiary Guarantors and
                  United States Trust Company of New York
                  for 11% Senior Subordinated Notes due
                  2008, Form of Old Note and Form of New
                  Note.

4.5               Indenture dated as of May 15, 1998          Exhibit 4.1 to Current Report on Form 8-K
                  between MEDIQ and United States Trust       filed on June 15, 1998.
                  Company of New York for 13% Senior
                  Discounted Debentures due 2009, Form of
                  Old Note and Form of New Note.

4.6               Warrant Agreement dated May 29, 1998        Exhibit 4.4 to Current Report on Form 8-K
                  between MEDIQ and United States Trust       filed on June 15, 1998.
                  Company of New York and Form of Warrant.

4.7               Registration Rights Agreement dated         Exhibit 4.5 to Current Report on Form 8-K
                  May 21, 1998 among MEDIQ, MEDIQ/PRN         filed June 15,1998.
                  Life Support Services, Inc., Subsidiary
                  Guarantors, Credit Suisse First Boston,
                  NationsBanc Montgomery Securities LLC and
                  Banque Nationale de Paris.

Exhibit           Description                                 Incorporation Reference
-------           -----------                                 -----------------------

4.8               Registration Rights Agreement dated as      Exhibit 4.6 to Current Report on Form 8-K
                  of May 29, 1998 among MEDIQ, MEDIQ/PRN      filed June 15, 1998.
                  Life Support Services, Inc., the
                  investors named therein and MQ
                  Acquisition Corporation.

4.9               Securities Purchase and Holders             Exhibit 4.7 to Current Report on Form 8-K
                  Agreement dated as of May 29, 1998          filed June 15, 1998.
                  among MEDIQ, the investors named therein
                  and MQ Acquisition Corporation.

4.10              Asset Purchase Agreement dated June 26,     Exhibit 4 to Quarterly Report on Form 10-Q
                  1998 among MEDIQ/PRN Life Support           filed August 14, 1998.
                  Services, Inc., National Patient Care
                  Systems, Inc. and other parties
                  named therein.

10.1              MEDIQ Executive Security Plan               Exhibit 10.6 to Annual Report on Form 10-K
                                                              filed on January 12, 1996.

10.2              Employment contract with Thomas E.          Exhibit 10.9 to Annual Report on Form 10-K
                  Carroll dated as of April 27, 1995.         filed on January 12, 1996.

10.2(a)           Amendment No. 1 to Employment               Exhibit 10.9(a) to Annual Report on
                  contract with Thomas E. Carroll             Form 10-K filed on December 23, 1997.
                  dated  as of November 14, 1997.

10.3              Employment contract with Jay M.             Exhibit 10.10 to Annual Report on Form 10-K
                  Kaplan dated as of June 20, 1995.           filed on January 12, 1996.

10.4              Letter Agreement dated January 14,          Exhibit 2.7 to Current Report on Form 8-K
                  1998 between MEDIQ and Bruckmann,           filed on January 21, 1998.
                  Rosser, Sherrill & Company, Inc.

10.5              1998 MEDIQ Incorporated Stock Option        Filed herewith.
                  Plan adopted October 1, 1998.

11                Statement re: computation of per            Not required.
                  share earnings.

21                Subsidiaries of the Registrant.             Filed herewith.

23                Consent of Deloitte & Touche LLP            Filed herewith.

27                Financial Data Schedule                     Filed herewith.


(b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                       MEDIQ INCORPORATED AND SUBSIDIARIES

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                 (in thousands)

-----------------------------------------------------------------------------------------------------------------------------------

         COL. A                                      COL. B                      COL. C                   COL. D        COL. E
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                Additions

         Description                                 Balance at        Charged to          (1)                          Balance at
                                                     Beginning         Costs and        Charged to           (2)        End of
                                                     of Period         Expenses         Other Accounts    Deductions    Period
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended September 30, 1998:
         Allowance for doubtful accounts             $ 4,077           $ 7,912          $ 2,482           $ 3,039       $11,432
                                                     =======           =======          =======           =======       =======


Year Ended September 30, 1997:
         Allowance for doubtful accounts             $ 2,383           $ 3,234          $   478           $ 2,018       $ 4,077
                                                     =======           =======          =======           =======       =======


Year Ended September 30, 1996:
         Allowance for doubtful accounts             $ 2,207           $ 1,237          $    --           $ 1,061       $ 2,383
                                                     =======           =======          =======           =======       =======

(1) Primarily represents allowances for doubtful accounts related to acquisitions.

(2) Represents accounts directly written off, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 4, 1999                MEDIQ Incorporated

                                          /s/ Thomas E. Carroll
                                          -------------------------------------
                                      BY: Thomas E. Carroll
                                          President and
                                          Chief Executive Officer


                                          /s/ Jay M. Kaplan
                                          -------------------------------------
                                      BY: Jay M. Kaplan
                                          Senior Vice President - Finance,
                                          Treasurer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


     Signature                  Title                              Date
     ---------                  -----                              ----
/s/ Thomas E. Carroll       Director, Chief Executive          January 4, 1999
------------------------    Officer and President
Thomas E. Carroll


/s/ Bruce C. Bruckmann      Director                           January 4, 1999
------------------------
Bruce C. Bruckmann


/s/ Stephen C. Sherrill     Director                           January 4, 1999
------------------------
Stephen C. Sherrill


/s/ Robert T. Thompson      Director                           January 4, 1999
------------------------
Robert T. Thompson


/s/ L. John Wilkerson       Director                           January 4, 1999
------------------------
L. John Wilkerson


/s/ Michael J. Rotko        Director                           January 4, 1999
------------------------
Michael J. Rotko