Form 10-K/A
period 1998-09-30
MEDIQ INC
filed 1999-01-28
CIK 350920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           __________________________

                                  FORM 10-K/A
                             Amendment to Form 10-K

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

Documents Incorporated by Reference:  None

         This form 10-K/A is being filed for the sole purpose of adding Items 10, 11, 12 and 13, because the definitive proxy statement of MEDIQ Incorporated ("MEDIQ" or the "Company") with regard to its annual meeting of stockholders will not be filed within 120 days after the end of the Company's 1998 fiscal year.

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth as of January 25, 1999, certain information concerning the directors and executive officers of the Company.


Name and Offices                    Director
with the Company (1)       Age        Since                   Principal Occupation and Experience
--------------------       ---      --------                  -----------------------------------
Bruce C. Bruckmann         45          (2)            A Managing Director of Bruckmann, Rosser, Sherrill & Co., Inc.
Director                                              ("BRS"), an investment firm.  Officer of Citicorp Venture Capital
                                                      Ltd. ("CVC") from 1983 to 1994.  Director of Mohawk Industries,
                                                      AmeriSource Health Corporation, Chromcraft Revington Corporation, Cort
                                                      Furniture Rental Corp., Jitney-Jungle Stores of America, Inc., Town Sports
                                                      International, Inc. and Anvil Knitwear, Inc.

Thomas E. Carroll          55          1995           President and Chief Executive Officer since 1995.  President and Chief
President, Chief                                      Executive Officer of MEDIQ/PRN Life Support Services, Inc.
Executive Officer and                                 ("MEDIQ/PRN"), a wholly owned subsidiary of the Company, since 1995.
Director                                              President and Chief Operating Officer of MEDIQ/PRN from 1994 to 1995.
                                                      Executive Vice President and Chief Operating Officer of MEDIQ/PRN from
                                                      1990 to 1994.  Director of Roy F. Weston, Inc.

Michael J. Rotko           60          1965           Of Counsel to the law firm of Drinker Biddle & Reath LLP ("DBR").
Director                                              Special Counsel to the United States Senate investigation into issues arising from the Persian Gulf War from 1997 to 1998.  Partner of DBR from 1993 to 1997.  United States Attorney, Eastern District of Pennsylvania prior to joining DBR.

Stephen C. Sherrill        45          (2)            A Managing Director of BRS.  Officer of CVC from 1983 to 1994.
Director                                              Director of Jitney-Jungle Stores of America, Inc., B&G Foods, Inc.,
                                                      HealthPlus Corporation, Doane Pet Care Enterprises, Inc. and Alliance
                                                      Laundry Systems LLC.

Robert T. Thompson         44          (2)            A Managing Director of Ferrer Freeman Thompson & Co. LLC, an
Director                                              investment firm.  Managing Director and Equity Group
                                                      Leader of GE Capital Corporation from 1988 to 1995.  Director of Vista
                                                      Hospice Care and Timm Medical Technologies.

L. John Wilkerson          55          (2)            General Partner in Galen Associates, a risk capital partnership.  Consultant
Director                                              to the Wilkerson Group, a dedicated healthcare products consulting practice, and various other positions with the firm since 1980.  Director of
                                                      British Biotechnology PLC and Stericycle, Inc.

Jay M. Kaplan              50          N/A            Senior Vice President-Finance, Treasurer and Chief Financial Officer of the
Senior Vice President-                                Company since 1997.  Senior Vice President and Chief Financial Officer of
Finance, Treasurer and                                MEDIQ/PRN since 1992.
Chief Financial Officer

-------------------

(1) Directors hold their offices for a term of one year or until their successors are elected and qualified. Executive Officers serve at the discretion of the Company's Board of Directors.

(2) May 29, 1998, the date of the Company's Merger (as defined under ITEM 13 herein).

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth certain information concerning the annual and long term compensation paid or accrued for the Company's Chief Executive Officer and other executive officer.


                                                                          Long Term
                                                                        Compensation:
                                                                         Securities
                                 Annual Compensation (1)                 Underlying
Name and                   ----------------------------------               Stock          All Other
Principal Position         Year       Salary            Bonus             Options (#)     Compensation
-------------------        ----      --------         --------         ---------------    ------------
Thomas E. Carroll          1998      $375,000         $112,000                 --         $4,793,000 (2)
  President and Chief      1997       350,000          192,000              50,000             2,000 (3)
  Executive Officer        1996       297,000          135,000             250,000             2,000 (3)

Jay M. Kaplan              1998      $200,000         $ 40,000                 --         $  484,000 (2)
  Senior Vice President-   1997       187,000           94,000              25,000             2,000 (3)
  Finance, Treasurer and   1996       177,000           70,000              85,000             2,000 (3)
  Chief Financial Officer


(1) The Company has omitted in the Summary Compensation Table information concerning the value of perquisites and other personal benefits which, in the aggregate, do not exceed the lesser of $50,000 or 10% of the total salary and bonus reported for the named executive officers.


(2)  Consists of:
                                                                  Mr. Carroll       Mr. Kaplan
                                                                  -----------       -----------
     Cash bonus paid upon consummation of Company's Merger         $4,790,000        $481,000
     Company's matching contribution to Company's Profit
        Sharing Plan and Trust ("401(k) Savings Plan")                  3,000           3,000

(3)  Represents Company's matching contribution to Company's 401(k) Savings
     Plan.

Aggregated Option Exercises in Fiscal Year and Fiscal Year End Option/SAR Values

         The following table sets forth information concerning option exercises during fiscal 1998 and option/SAR (Stock Appreciation Rights) at the end of fiscal 1998 for executive officers named in the Summary Compensation Table.


                                                                  Number of Securities    Value of Unexercised
                                                                 Underlying Unexercised       In-the-Money
                                                                    Options/SARs at          Options/SARs at
                      Number of                                     Fiscal Year End          Fiscal Year End
                    Shares Acquired               Value               Exercisable/            Exercisable/
Name                 on Exercise (1)            Realized (2)         Unexercisable            Unexercisable
----                ----------------            ------------     ----------------------   ---------------------
Thomas E. Carroll       23,062                   $2,950,000               --                    $    --
Jay M. Kaplan            9,225                    1,156,000               --                         --


--------------------

(1) Number of shares of Series A 13.0% Cumulative Compounding Preferred Stock, par value $.01 ("Series A") issued upon the exercise of 307,500 and 123,012 stock options for Mr. Carroll and Mr. Kaplan, respectively, in connection with the Company's Merger.


(2) Cash consideration, net of exercise price, of $2,719,000 and $1,064,000, respectively, plus value attributed to Series A preferred stock of $231,000 and $92,000, respectively, for Mr. Carroll and Mr. Kaplan.

Retirement Plan

         The following table shows the estimated annual pension benefits payable upon retirement to participants of the Company's noncontributory defined benefit pension plan ("Pension Plan") for various salary levels and years of service.


       Average Annual                    Estimated Annual Benefits
     Compensation During              Payable at Age 65 for Various
      Plan Membership                    Years of Plan Membership
     -------------------       ------------------------------------------
                                 10          20           30         40
                                 --          --           --         --
    $200,000 and above         20,436      39,943       59,362     69,244
     100,000                   12,036      23,143       34,162     39,844

         Average annual benefits are based upon the participant's annual compensation (including bonuses and similar special pay), as more fully defined in the Pension Plan, over the number of years of participation up to a maximum of 35 years. During fiscal 1998, the maximum amount of annual compensation which may be included for Pension Plan purposes was $160,000. The figures shown above apply under the Pension Plan as of September 30, 1998. Estimated annual benefits are determined in part by the average Social Security wage base during the 35 years ending in the year of Social Security normal retirement age. The benefit amounts listed are not subject to any deduction for Social Security or other offset amounts. As a result of limitations imposed under Federal income tax law, the maximum annual benefit payable under the Pension Plan for the fiscal year ending September 30, 1998 is $125,000, although the amount will be actuarilly adjusted in accordance with Federal income tax regulations if payments commence prior to or following the date that unreduced Social Security benefits become payable. As of September 30, 1998, Mr. Carroll and Mr. Kaplan had 10 and 25 years of service credited, respectively, under the Pension Plan.

Compensation of Directors

Standard Arrangements Prior to the Merger

         The Chairman of the Board of Directors ("Board") was entitled to an annual fee of $50,000. Non employee directors were entitled to an annual fee of $15,000. Directors who were active employees of the Company or any of its subsidiaries were not entitled to any compensation for their service as directors. Additionally, non employee directors serving on the Executive Committee of the Board were entitled to an hourly stipend for performing services for the Company on Board Committees and supplemental services as requested by the Executive Committee.

Standard Arrangements After the Merger

         Each non employee director is paid an annual retainer of $12,000 plus fees of $1,000 for each Board Meeting attended and $500 for each Committee Meeting attended. Directors who are active employees of the Company or its subsidiaries do not receive compensation as directors.

Employment Agreements

         In April 1995, the Company and MEDIQ/PRN entered into a two year employment agreement with Mr. Carroll under which he agreed to serve as President and Chief Operating Officer of the Company and MEDIQ/PRN. Pursuant to this agreement, Mr. Carroll received a one time special payment of $100,000 in April 1995. Mr. Carroll was subsequently appointed as President and Chief Executive Officer of the Company and MEDIQ/PRN. In November 1997, the term of Mr. Carroll's employment agreement was extended to November 13, 1999. He is entitled to receive an annual salary of $374,500 and an incentive bonus of up to 60% of his base salary based on the achievement of performance criteria approved by the Compensation Committee of the Company's Board. This agreement also provided that Mr. Caroll receive a one time "success bonus" if a "Strategic Transaction" (as defined therein) occurred before June 30, 1998. The Merger constituted a "Strategic Transaction" and, accordingly, the Company paid a bonus to Mr. Carroll in fiscal 1998 as disclosed in the "Summary Compensation Table" herein under this Item. Upon receipt of such "success bonus," Mr. Carroll forfeited any stock appreciation rights previously granted to him pursuant to his employment agreement. Under his employment agreement, Mr. Carroll is entitled to receive an additional payment from the Company to compensate him for liabilities, if any, imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, or any successor provision thereto. In addition, Mr. Carroll has agreed not to compete with the business of the Company for two years following the termination of his employment under certain circumstances.

         In June 1995, the Company entered into an eighteen month employment agreement with Mr. Kaplan providing for a minimum salary of $165,000 and an incentive bonus based on the achievement of performance criteria approved by the Compensation Committee. This agreement automatically renews from year to year unless and until either party gives prior notice of an election to terminate at the end of the then current term. Mr. Kaplan currently is entitled to receive an annual salary of $200,000. Under the terms of his employment agreement, Mr. Kaplan was entitled to a one time cash bonus upon the occurrence of a "Sale Event" (as defined therein). The Merger constituted a "Sale Event" and, accordingly, the Company paid Mr. Kaplan a bonus in fiscal 1998 as disclosed in the "Summary Compensation Table" herein under this Item.

         These employment agreements also include other provisions relating to benefits, confidentiality and other provisions customary in agreements of this nature.

Compensation Committee Interlocks and Insider Participation

         Mr. Carroll, the Company's President and Chief Executive Officer, Michael J. Rotko, Sheldon M. Bonovitz and H. Scott Miller served on the Compensation Committee of the Board during fiscal 1998 prior to the Merger. Mr. Carroll did not participate on the Compensation Committee as to any matter relating to his compensation. Since the Merger, the Compensation Committee consists of Bruce C. Bruckmann, Robert T. Thompson and L. John Wilkerson.

         Mr. Bruckmann is a Managing Director of BRS, which was the sponsoring investor in the Merger and through beneficial ownership is a principal stockholder of the Company's Common Stock, and also which provides management, business and organizational strategy and merchant and investment banking services to the Company. Mr. Thompson is a Managing Director of Ferrer Freemen Thompson & Co. LLC, which was a principal co-investor in the Merger and through beneficial ownership is a principal stockholder of the Company's Common Stock, and also which provides management, business and organizational strategy and merchant and investment banking services to the Company. Mr. Wilkerson is a General Partner of Galen Associates, which was a principal co-investor in the Merger and through beneficial ownership is a principal stockholder of the Company's Common Stock, and also which provides management, business and organizational strategy and merchant and investment banking services to the Company.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         The following table sets forth, as of January 25, 1999, the beneficial ownership of shares of the Company's Common Stock and each series of Preferred Stock by (i) each person and entity who is known by the Company to be the beneficial owner of more than 5% of such shares, (ii) each director of the Company, (iii) each of the Company's executive officers named in the "Summary Compensation Table" (included under ITEM 11 herein) and (iv) all directors and executive officers of the Company as a group.

                                                                      Number of Shares/Percent
                                               -------------------------------------------------------------------------
                                                                    Series A           Series B            Series C
                                                  Common            Preferred          Preferred           Preferred
Name of Beneficial Owner                           Stock            Stock (1)          Stock (2)           Stock (3)
------------------------                       ------------      --------------     --------------       --------------
Bruckmann, Rosser, Sherrill & Co., L.P.(4)     465,259/43.3%     3,155,841/40.3%      899,057/30.0%      1,625,015/54.2%
Health Care Capital Partners, L.P.(5)          199,013/18.5%     1,349,896/17.3%      384,567/12.9%        695,092/23.2%
Galen Partners III, L.P. (6)                   132,675/12.4%       899,930/11.5%      256,378/8.5%         463,395/15.4%
Michael J. Rotko (7)                            54,891/5.1%        569,250/7.3%       475,017/15.9%              --
Bessie G. Rotko (8)                                  --            486,506/6.2%     1,340,219/44.7%              --
Rotko 1983 Trust                                     --            243,253/3.1%       475,017/15.9%              --
  -Michael J. Rotko Share (9), (10)
Rotko 1983 Trust                                     --            243,253/3.1%       475,017/15.9%              --
  -Judith M. Shipon Share (9), (11)
Judith M. Shipon (12)                           54,891/5.1%        243,253/3.1%       475,017/15.9%              --
Thomas E. Carroll (13)                          56,888/5.3%         94,816/1.2%        19,724*              35,650/1.2%
Jay M. Kaplan (13)                              10,077*             29,724*             5,149*               9,306*
Bruce C. Bruckmann (14)                        497,531/46.3%     3,374,739/43.1%      961,418/32.0%      1,737,731/57.9%
Stephen C. Sherrill (14)                       497,531/46.3%     3,374,739/43.1%      961,418/32.0%      1,737,731/57.9%
Robert T. Thompson (15)                        199,013/18.5%     1,349,896/17.3%      384,567/12.9%        695,092/23.2%
L. John Wilkerson (16)                         132,675/12.4%       899,930/11.5%      256,378/8.5%         463,395/15.4%
All directors & executive officers as
  a group(7 persons)                           951,075/88.5%     6,318,355/80.8%    2,102,253/70.1%      2,941,174/98.0%

* Less than one percent of the total number of shares outstanding of the applicable equity security.

(1)  Series A 13.0% Cumulative Compounding Preferred Stock, par value $.01.

(2) Series B 13.25% Cumulative Compounding Perpetual Preferred Stock, par value $.01.

(3)  Series C 13.5% Cumulative Compounding Preferred Stock, par value $.01.

(4) A limited partnership, the sole general partner of which is BRS Partners, Limited Partnership ("BRS Partners") and the manager of which is Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS"). The sole general partner of BRS Partners is BRSE Associates, Inc. ("BRSE Associates"). Bruce C. Bruckmann, Harold O. Rosser II, Stephen C. Sherrill and Stephen F. Edwards are the only stockholders of BRS and BRSE Associates and may be deemed to share beneficial ownership of the shares shown as beneficially owned by BRS. Such individuals disclaim beneficial ownership of any such shares. Address is:
     Two Greenwich Plaza, Suite 100, Greenwich, CT 06830.

(5) Includes 7,947 shares of Common Stock, 53,907 shares of Series A Preferred Stock, 15,357 shares of Series B Preferred Stock and 27,758 shares of Series C Preferred Stock held by Health Care Executive Partners, L.P. ("HCEP"). Health Care Capital Partners, L.P. (together with HCEP, the "FFT Entities") disclaims beneficial ownership of such shares. The FFT Entities are limited partnerships for which Ferrer Freeman Thompson & Co. LLC ("FFT") is the general partner. Carlos A. Ferrer, David A. Freeman and Robert T. Thompson are the only voting members of FFT and may be deemed to share beneficial ownership of the shares shown as beneficially owned by the FFT Entities. Such individuals disclaim beneficial ownership of any such shares. Address is: c/o Ferrer Freeman Thompson & Co. LLC, The Mill, 70 Glenville Street, Greenwich, CT 06831.

(6) Includes 11,660.08 shares of Common Stock, 79,089.9 shares of Series A Preferred Stock, 22,531.65 shares of Series B Preferred Stock and 40,725.24 shares of Series C Preferred Stock held by Galen Partners International III, L.P. ("Galen International") and 527.47 shares of Common Stock, 3,577.85 shares of Series A Preferred Stock, 1,019.28 shares of Series B Preferred Stock and 1,842.32 shares of Series C Preferred Stock held by Galen Employee Fund III, L.P. ("Galen Employee Fund"). Galen Partners III, L.P. ("Galen Partners" and, together with Galen International and Galen Employee Fund, the "Galen Entities") disclaims beneficial ownership of such shares. L. John Wilkerson is a general partner of the general partner of each of Galen Partners and Galen International. Mr. Wilkerson disclaims beneficial ownership of the shares held by Galen Partners and Galen International, except to the extent of his proportionate partnership interest therein. Address is: 610 Fifth Avenue, Rockefeller Center, New York, NY 10020.

(7) Includes 243,253 shares of Series A Preferred Stock and 475,017 shares of Series B Preferred Stock held by the Rotko 1983 Trust-Michael Rotko Share, of which Mr. Rotko is a co-trustee. Address is: P.O. Box 369, Unionville, PA 19375.

(8) Includes 243,253 shares of Series A Preferred Stock and 475,017 shares of Series B Preferred Stock held by the Rotko 1983 Trust-Michael J. Rotko Share, of which Ms. Rotko is a co-trustee, and 243,253 shares of Series A Preferred Stock and 475,017 shares of Series B Preferred Stock held by the Rotko 1983 Trust-Judith M. Shipon Share, of which Ms. Rotko is a co-trustee. Address is: 100 Breyer Estates #4N, Elkins Park, PA 19027.

(9) Address is: c/o Schnader Harrison Segal & Lewis, 1600 Market Street, Suite 3600, Philadelphia, PA 19103-7286, Attention: John D. Iskrant, Esquire.


(10) Michael J. Rotko, Bessie G. Rotko and PNC Bank Corp. share voting and dispositive power as co-trustees of the Rotko 1983 Trust-Michael J. Rotko Share.

(11) Judith M. Shipon, Bessie G. Rotko and PNC Bank Corp. share voting and dispositive power as co-trustees of the Rotko 1983 Trust-Judith M. Shipon Share.

(12) Includes 243,253 shares of Series A Preferred Stock and 475,017 shares of Series B Preferred Stock held by the Rotko 1983 Trust-Judith M. Shipon Share, of which Ms. Shipon is a co-trustee. Address is: 1115 Devon Road, Rydal, PA 19046.

(13) Address is: c/o MEDIQ Incorporated, One MEDIQ Plaza, Pennsauken, NJ 08110-1460

(14) Includes shares which are owned by BRS and certain other entities and individuals affiliated with BRS. Although Messrs. Bruckmann and Sherrill may be deemed to share beneficial ownership of such shares, such individuals disclaim beneficial ownership thereof. See Note 4 above. The address for Messrs. Bruckmann and Sherrill is the same as that for Bruckmann, Rosser, Sherrill & Co., L.P.

(15) Consists of shares which are owned by the FFT Entities. Although Mr. Thompson may be deemed to share beneficial ownership of such shares, such individual disclaims beneficial ownership thereof. See Note 5 above. The address for Mr. Thompson is the same as that for Ferrer Freeman Thompson & Co. LLC.

(16) Consists of shares which are owned by the Galen Entities. Although Mr. Wilkerson may be deemed to share beneficial ownership of such shares, such individual disclaims ownership thereof, except to the extent of his proportionate partnership interest therein. The address for Mr. Wilkerson is the same as that for Galen Partners III, L.P.

Holders Agreement

         Upon consummation of the Merger, the Company, MQ Acquisition Corporation ("MQ", which was merged into the Company upon consummation of the Merger), the BRS Entities (consisting of Bruckmann, Rosser, Sherrill & Co. L.P. ("BRSLP") and certain associated entities and individuals), the Co-Investors (consisting of funds affiliated with FFT and Galen Partners), the Rotko Entities (consisting of Bessie G. Rotko, Michael J. Rotko, Judith M. Shipon, Rotko 1983 Trust-Michael J. Rotko Share and Rotko 1983 Trust-Judith M. Shipon Share) and the Management Stockholders (consisting of Thomas E. Carroll, Jay M. Kaplan, certain other management personnel of the Company and certain other persons) entered into a Securities Purchase and Holders Agreement ("Holders Agreement") containing, among other things, certain agreements among the signatory stockholders with respect to the capital stock of the Company. The following is a summary of the material items of the Holders Agreement.

         The Holders Agreement contains provisions which, with certain exceptions, restrict the parties thereto from transferring any equity securities of the Company except pursuant to the terms of the Holders Agreement. Subject to certain exceptions, in the event that certain holders of Common Stock and Preferred Stock propose to sell at least 2% of such securities then outstanding, the parties to the Holders Agreement have the right to require the proposed transferee to purchase, on the same terms and conditions as given to the proposed transferor, a pro rata portion of like securities held by such parties to the Holders Agreement. Subject to certain exceptions, if the Company proposes to issue and sell any of its shares of Common Stock or any shares convertible into Common Stock, the Company must first offer to each of the other parties to the Holders Agreement who holds in excess of 5% of Common Stock of the Company (or, in the case of the Rotko Entities, such entities in the aggregate) and each Management Stockholder who was a Management Stockholder as of the date of consummation of the Merger and who is an "accredited investor" (as defined in the Securities Act) to purchase pro rata portions of the securities to be sold in such a transaction on the same terms and conditions as the proposed issuance. If prior to the consummation of a public offering with respect to such class or series of securities, holders of a majority of shares of Common Stock held by the parties to the Holders Agreement approve the sale of the Company (whether by merger, consolidation, sale of all or substantially all of its assets or the sale of all of its outstanding capital stock) or holders of a majority of the then outstanding shares of any class or series of the Preferred Stock held by the parties to the Holders Agreement approve the sale of all of such class or series of stock, the parties to the Holders Agreement will agree to sell and will be permitted to sell all of their shares of Common Stock or Preferred Stock, as the case may be, on the same terms and conditions as such holders holding a majority of shares of Common Stock or Preferred Stock. The Holders Agreement provides that, subject to certain exceptions, if the Company shall redeem shares of Series A Preferred Stock or Series C Preferred Stock, BRSLP or a third party designated by it will offer to purchase from the Rotko Entities a percentage of the Series B Preferred Stock held by them equal to the aggregate liquidation preference of the Series A Preferred Stock or Series C Preferred Stock so redeemed (not including any redemption of Series A Preferred Stock issued as consideration in the Merger) divided by the sum of the aggregate liquidation preference of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock then outstanding plus the original cost of the shares of Common Stock then outstanding. The BRS Entities, the Co-Investors, the Rotko Entities and the Management Stockholders have been granted the right to participate, or "piggyback," in certain registrations of Series A Preferred Stock and Series B Preferred Stock by the Company.

         The Holders Agreement contains certain rights of the Company to repurchase securities held by each Management Stockholder upon termination of his or her employment (other than by reason of retirement) with the Company within a specified period of time after the consummation of the Merger at formula prices which depend in part upon the circumstances of the termination.

         Pursuant to the Holders Agreement, each of the parties thereto will ensure that the Board is composed at all times of at least six persons, with the number to be designated as follows: (a) one person designated by the Rotko 1983 Trusts, for so long as the Rotko Entities collectively own 5% of the Common Stock on a fully diluted basis; (b) one person designated by the FFT Entities for so long as they (and their respective affiliates) own at least 5% of the Common Stock on a fully diluted basis; (c) one person designated by the Galen Entities for so long as they (and their respective affiliates) own at least 5% of the Common Stock on a fully diluted basis; (d) the Chief Executive Officer of the Company and (e) such number of persons as the BRS Entities may determine, provided that if the number of directors designated by BRSLP is greater than three, such additional directors shall be independent of the Company and shall have been approved by the FFT Entities and the Galen Entities. The right to designate a director is not transferable by the Rotko Entities, the FFT Entities or the Galen Entities without the prior consent of BRSLP. BRSLP agrees with the FFT Entities and the Galen Entities that it will not assign to third parties unaffiliated with BRSLP the rights to designate one or more of the remaining members of the Board without the prior consent of the FFT Entities and the Galen Entities. In the event BRSLP transfers to any person other than BRSLP the right to designate one or more of the remaining members of the Board, BRSLP agrees that it shall obtain from such transferee an undertaking to vote in favor of the persons designated by (a), (b), (c) and (d) above.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

         Pursuant to the terms of an Agreement and Plan of Merger dated January 14, 1998, as amended, the Company merged with MQ on May 29, 1998 (the "Merger"). MQ was formed by BRSLP solely to consummate the Merger and acquire a controlling interest in the Company. Upon consummation of the Merger, MQ was merged into the Company, with the Company remaining as the surviving corporation. The aggregate consideration paid in connection with the Merger was $390.8 million, which included $20.0 million of newly issued preferred stock of the Company. The Merger consideration was derived through an auction process and subsequent negotiations with the successful bidder, in consultation with an independent financial advisor and legal counsel.

         The BRS Entities and Co-Investors were the controlling holders of MQ's capital stock. Upon consummation of the Merger, the capital stock of MQ was converted into capital stock of the Company, and in so doing, the BRS Entities and Co-Investors obtained a controlling interest in the Company, with beneficial ownership of 829,219 shares, or 77.2%, of the Company's Common Stock (the only voting security after the Merger). Additionally, the BRS Entities and Co-Investors have beneficial ownership of the remaining capital stock of the Company, consisting of 5,624,565 shares, or 71.9%, of the Series A Preferred Stock, 1,602,363 shares, or 53.4%, of the Series B Preferred Stock and 2,896,218 shares, or 96.5%, of the Series C Preferred Stock. Mr. Bruckmann and Stephen C. Sherrill are Managing Directors of BRS, the sponsor of the Merger, and through beneficial ownership with the BRS Entities are principal stockholders of the Company's Common Stock, each with deemed beneficial ownership of 497,531 shares, or 46.3%. Mr. Bruckmann and Mr. Sherrill are Directors of the Company's Board. Mr. Thompson is a Managing Director of FFT and Mr. Wilkerson is a General Partner in Galen Associates ("Galen"). Through beneficial ownership with Co-Investors affiliated with each, Mr. Thompson and Mr. Wilkerson are principal stockholders of the Company's Common Stock with deemed beneficial ownership of 199,013 shares, or

18.5%, and 132,675 shares, or 12.4%, respectively. Mr. Thompson and Mr. Wilkerson are Directors of the Board.

         Upon consummation of the Merger, the Company paid BRS, FFT and Galen a closing fee and related expenses of $6.2 million in the aggregate. In addition, MEDIQ/PRN entered into a management services agreement with BRS, FFT and Galen in which BRS, FFT and Galen will be paid annually in the aggregate the greater of $1.0 million or 1.5% of EBITDA (as defined in the agreement) for certain management, business and organizational strategy and merchant and investment banking services rendered to the Company. The amount of the annual management fee may be increased under certain circumstances based upon performance or other criteria to be established by the Board of Directors of MEDIQ/PRN. In fiscal 1998, the Company incurred $.3 million in fees with respect to the management services agreement.

         In connection with the Merger, Michael F. Sandler, a member of the Board until the date of the Merger and a former executive officer, received a one time special cash bonus of $1.3 million.

         Upon consummation of the Merger, Mr. Carroll, the Company's President and Chief Executive Officer and a Director, and Mr. Kaplan, the Company's Senior Vice President-Finance, Treasurer and Chief Financial Officer, each received a special cash bonus of $4.8 million and $.5 million, respectively. Additionally, Mr. Carroll obtained beneficial ownership of 56,888 shares, or 5.3%, of the Company's Common Stock, 94,816 shares, or 1.2%, of Series A Preferred Stock, 19,724 shares (less than 1%) of Series B Preferred Stock and 35,650 shares, or 1.2%, of Series C Preferred Stock. Mr. Kaplan obtained ownership of 10,077 shares of Common Stock, 29,724 shares of Series A Preferred Stock, 5,149 shares of Series B Preferred Stock and 9,306 shares of Series C Preferred Stock, each of which is less than a 1% interest. The Common Stock and Series B, Series C and 69,234 and 18,073 shares, respectively, of Series A Preferred Stock obtained by Mr. Carroll and Mr. Kaplan resulted from an equity contribution in the Company at the time of the Merger, as required by the Merger, and a subsequent purchase of Common Stock. The aggregate amount invested was $1.8 million by Mr. Carroll and $.4 million by Mr. Kaplan.

         Prior to the Company's Merger, the Rotko Entities collectively controlled 63.4% of the combined voting power of the then outstanding common and preferred stocks. Their voting power alone was sufficient to approve the Merger. Upon consummation of the Merger, the Rotko Entities collectively are principal stockholders of the Company's Common Stock with beneficial ownership of 109,782 shares, or 10.2%. In addition, the Rotko Entities collectively have beneficial ownership of 632,361 shares, or 8.1%, of Series A Preferred Stock and 1,340,219 shares, or 44.7%, of Series B Preferred Stock. The Rotko Entities obtained their interests in Common Stock and Series B Preferred Stock through conversion of 1.0 million shares of pre merger preferred stock. This conversion was in lieu of the $13.75 cash and 0.075 of a share of Series A Preferred Stock exchanged for each share of pre merger common and preferred stock offered to other pre merger stockholders pursuant to the Merger.


Certain Business Relationships

         Mr. Rotko is of Counsel to the law firm of Drinker Biddle & Reath LLP, which provided legal services to the Company during fiscal 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized, on January 28, 1999.



                                 MEDIQ Incorporated



                                 BY: /s/ Thomas E. Carroll
                                     ------------------------------------
                                     Thomas E. Carroll
                                     President and Chief Executive Officer