Form 10-Q
period 1998-12-31
MEDIQ INC
filed 1999-02-16
CIK 350920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------






                                   FORM 10-Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

For the quarter ended:  December 31, 1998       Commission File Number:  1-8147

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

As of February 2, 1999, there were outstanding 1,074,823 shares of Common Stock, par value $.01.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                        Quarter Ended December 31, 1998

                                     INDEX


                                                                               Page
                                                                              Number
                                                                              ------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

        Condensed Consolidated Statements of Operations-                        4
        Three Months Ended December 31, 1998 and 1997
        (Unaudited)

        Condensed Consolidated Balance Sheets-                                  5
        December 31, 1998 (Unaudited) and
        September 30, 1998

        Condensed Consolidated Statements of Cash Flows-                        6
        Three Months Ended December 31, 1998 and 1997
        (Unaudited)

        Notes to Condensed Consolidated Financial                             7 - 8
        Statements (Unaudited)


  Item 2.  Management's Discussion and Analysis of                            9 - 12
            Financial Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk          12


PART II.  OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                           13

  Item 6.  Exhibits and Reports on Form 8-K                                    13


                      MEDIQ INCORPORATED AND SUBSIDIARIES
                        Quarter Ended December 31, 1998











                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                       Three Months Ended December 31,
                                                             1998        1997
                                                           --------    --------
                                                  (in thousands, except per share amounts)
Revenues:
  Rental                                                   $ 41,187    $ 33,395
  Sales                                                       8,591       6,694
  Other                                                       2,672       2,481
                                                           --------    --------
                                                             52,450      42,570
Costs and Expenses:
  Cost of sales                                               6,444       5,491
  Operating                                                  16,459      14,446
  Selling                                                     6,974       3,619
  General and administrative                                  6,449       4,871
  Depreciation and amortization                               9,919       8,292
                                                           --------    --------
                                                             46,245      36,719
                                                           --------    --------

Operating Income                                              6,205       5,851

Other (Charges) and Credits:
  Interest expense                                          (13,257)     (3,657)
  Other - net                                                   106         228
                                                           --------    --------

(Loss) Income before Income Taxes                            (6,946)      2,422
Income Tax (Benefit) Expense                                 (2,378)      1,089
                                                           --------    --------

Net (Loss) Income                                            (4,568)      1,333
Dividends on Preferred Stock                                 (4,611)       --
                                                           --------    --------

Net (Loss) Income Available for Common Shareholders        $ (9,179)   $  1,333
                                                           ========    ========

Basic and Diluted (Loss) Earnings per Share:
  Net (loss) income available for common shareholders      $  (8.54)   $    .05
                                                           ========    ========

Weighted Average Number of Common Shares Outstanding:
  Basic                                                       1,075      25,613
                                                           ========    ========
  Diluted                                                     1,075      26,556
                                                           ========    ========

            See Notes to Condensed Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                     December 31,    September 30,
                                                                         1998           1998
                                                                     ------------    -------------
                                                                     (Unaudited)   (See note below)
                                     Assets
                                     ------
Current Assets:
  Cash                                                                $   1,466       $   2,411
  Accounts receivable (net of allowance of $12,173 and
    $11,432, respectively)                                               61,528          52,659
  Inventories                                                            22,906          21,820
  Other current assets                                                   12,648           9,923
                                                                      ---------       ---------
        Total Current Assets                                             98,548          86,813

Property, Plant and Equipment (net of accumulated depreciation
  and amortization of $163,689 and $155,749, respectively)              101,373         103,917
Goodwill (net of accumulated amortization of
  $18,012 and $16,658, respectively)                                     93,224          91,121
Deferred Financing Costs (net of accumulated amortization
  of $1,425 and $862, respectively)                                      19,691          20,013
Other Assets                                                              7,585           7,354
                                                                      ---------       ---------

Total Assets                                                          $ 320,421       $ 309,218
                                                                      =========       =========

                   Liabilities and Stockholders' Deficiency
                   ----------------------------------------

Current Liabilities:
  Accounts payable                                                    $  12,814       $  14,152
  Accrued expenses                                                       15,280          20,569
  Other current liabilities                                                 233             281
  Current portion of long term debt                                       2,259           2,037
                                                                      ---------       ---------
        Total Current Liabilities                                        30,586          37,039

Senior Debt                                                             302,271         277,490
Subordinated Debt                                                       190,514         190,514
Deferred Income Taxes                                                    11,641          14,019
Other Liabilities                                                         3,303           2,472

Mandatorily Redeemable Preferred Stock                                  116,638         113,037

Stockholders' Deficiency                                               (334,532)       (325,353)
                                                                      ---------       ---------

Total Liabilities and Stockholders' Deficiency                        $ 320,421       $ 309,218
                                                                      =========       =========

Note: The balance sheet at September 30, 1998 has been condensed from the audited financial statements at that date.



            See Notes to Condensed Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                      Three Months Ended December 31,
                                                             1998        1997
                                                           --------    --------
                                                              (in thousands)

Cash Flows From Operating Activities

Net (loss) income                                          $ (4,568)   $  1,333
Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities                 (8,646)       (118)
                                                           --------    --------
Net cash (used in) provided by operating activities         (13,214)      1,215

Cash Flows From Investing Activities

Purchases of equipment                                       (4,823)     (8,280)
Acquisition                                                  (5,000)         --
Collection of notes receivable                                   --       2,012
Other                                                          (230)        275
                                                           --------    --------
Net cash used in investing activities                       (10,053)     (5,993)

Cash Flows From Financing Activities

Borrowings                                                   23,000       8,000
Debt repayments                                                (437)     (2,034)
Deferred financing fees                                        (241)         --
Other                                                            --         130
                                                           --------    --------
Net cash provided by financing activities                    22,322       6,096
                                                           --------    --------

(Decrease) increase in cash                                    (945)      1,318
Cash:
  Beginning balance                                           2,411       3,639
                                                           --------    --------
  Ending balance                                           $  1,466    $  4,957
                                                           ========    ========


            See Notes to Condensed Consolidated Financial Statements

                      MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note A - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of December 31, 1998 and the condensed consolidated statements of operations and cash flows for the three months ended December 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1998 Annual Report on Form 10-K. The results of operations for the period ended December 31, 1998 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to conform prior year balances to the current year presentation.

Note B - Inventory

                                         December 31,       September 30,
                                             1998               1998
                                           -------             -------
                                                  (in thousands)

Raw materials                              $ 2,696             $ 2,791
Finished goods                              20,210              19,029
                                           -------             -------
                                           $22,906             $21,820
                                           =======             =======

Note C - (Loss) Earnings Per Share

Options and warrants outstanding during the current fiscal year period to purchase shares of the Company's Common Stock of 51,611 and 91,209, respectively, are excluded from the computation of diluted earnings per share ("EPS") for the three months ended December 31, 1998 because they are antidilutive. The weighted average number of common shares outstanding for diluted EPS for the three months ended December 31, 1997 includes 943,000 incremental shares for the assumed exercise of stock options outstanding during that period. The disparity in per share amounts for the respective periods presented in the Condensed Consolidated Statements of Operations is attributable to the Company's recapitalization that occurred on May 29, 1998.

Note D - Stock Options

On October 1, 1998, the Company's Board of Directors adopted a stock option plan ("Plan"). The Plan authorizes the issuance of options for 61,543 shares of the Company's Common Stock. During the three months ended December 31, 1998, 51,611 options were issued with an exercise price of $10.00 per share. Options under the Plan have an exercise price equal to the fair market value of the underlying Common Stock at the date the option is issued, expire on October 1, 2008 and vest over four years in accordance with a formula defined in the Plan. Options issued under the Plan have been accounted for using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized through December 31, 1998.

Note E - Long Term Debt

At December 31, 1998, the amount outstanding under the revolving credit facility was $23.0 million at a weighted average interest rate of 8.15%, compared to no amount outstanding at September 30, 1998. The weighted average interest rate incurred on borrowings under this facility during the three months ended December 31, 1998 was 8.20%. Amounts borrowed were used primarily for interest payments, equipment purchases, working capital and other corporate purposes.

Note F - Acquisitions

The Company purchased the assets of one business in November 1998 and acquired individually two separate businesses, one each in January and February 1999. The assets and businesses acquired primarily relate to equipment rentals. The acquisitions were accounted for by the purchase method and, accordingly, the purchase prices were allocated to the assets acquired based on their estimated fair values on the dates of purchase. The aggregate excess of purchase prices over estimated fair values of net assets acquired was recorded as goodwill amortizable on a straight line basis over 20 years. Operations of the acquired assets and businesses were included in the Company's results of operations from the respective acquisition dates. Proforma results of operations of the Company giving effect to the acquisitions are not presented because the acquisitions in the aggregate are not material.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The following discussion addresses the financial condition of the Company as of December 31, 1998 and results of operations for the three month periods ended December 31, 1998 and 1997. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K for the year ended September 30, 1998, to which the reader is directed for additional information.

The following information contains forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date of this report.

Seasonality

In the past, the Company's rentals have been somewhat seasonal, with demand historically peaking during periods of increased hospital census, which generally occur in the winter months during the Company's second fiscal quarter.

Results of Operations

Revenues for the first quarter fiscal 1999 were $52.5 million compared to $42.6 million for the first quarter fiscal 1998, an increase of 23.2%, or $9.9 million. This revenue growth was attributed to an increase in rental revenue of 23.3%, or $7.8 million, an increase in sales of 28.3%, or $1.9 million, and an increase in other revenue of 7.7%, or $.2 million. The increase in rental revenue was attributable to an increase in support surfaces rentals, principally due to acquisitions in May and June 1998 of businesses specializing in the rental of support surfaces. The increase in sales resulted from increased sales of disposables of $.9 million, or 17.6%, and equipment of $.9 million. These increases resulted from increased volume due to product expansion and the positive impacts of an acquisition in May 1998.

The Company completed one acquisition in November 1998 and two acquisitions in the second quarter of fiscal 1999 that are expected to contribute combined annual revenues of approximately $11.0 million, based on the most recent annual revenues available for each acquisition.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") was $16.1 million for the first quarter fiscal 1999 compared to $14.1 million for the first quarter fiscal 1998. The increased revenues discussed above were partially offset by increased costs and expenses, exclusive of depreciation and amortization, of $7.9 million, or 27.8%. This increased level of costs and expenses was broad based and associated with the increased operational needs of the organization due to the overall business growth experienced and anticipated by the Company. Cost of sales increased $1.0 million, or 17.4%, and was directly related to increased sales. The profit margin on sales improved to 25.0% in the first quarter fiscal 1999 compared to 18.0% in the first quarter fiscal 1998, reflecting greater weighting of sales of higher margin support surfaces. Selling expense increased $3.4 million due to increased sales support on a national basis for the expanded support surfaces business. The increased level of operating and general and administrative expenses were primarily due to employee costs associated with a larger work force employed to meet the increased operational needs related to the Company's growth, increased service requirements associated with a larger and expanded product fleet, additional occupancy costs associated with 17 new branch offices opened in fiscal 1998 to support the expanded support surfaces business and management fees incurred as a result of the Company's merger in May 1998. EBITDA is a widely accepted financial indicator of a company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating activities and should not be construed as an indication of a company's performance or as a measure of liquidity.

Operating income for the first quarter fiscal 1999 was $6.2 million compared to $5.9 million for the first quarter fiscal 1998, an increase of 6.1%. Depreciation and amortization increased by $1.6 million, or 19.6%, due to added capital equipment purchased and acquired and increased goodwill related to the Company's acquisitions.

Interest expense increased by $9.6 million in the first quarter fiscal 1999 compared to the first quarter fiscal 1998 principally due to the substantially higher level of debt incurred in connection with the Company's merger and acquisitions.

An income tax benefit was associated with the reported pretax loss in the first quarter fiscal 1999 compared to the income tax expense associated with the reported pretax income in the first quarter fiscal 1998. The effective income tax rate was lower for the first quarter fiscal 1999 compared to the first quarter fiscal 1998 because no state income tax benefit was recognized on the reported first quarter fiscal 1999 pretax loss compared to state income tax expense recognized on the reported first quarter fiscal 1998 pretax income.

Dividends on preferred stock were $4.6 million in the first quarter fiscal 1999 compared to none in the first quarter fiscal 1998, reflecting accreted dividends on the three cumulative preferred stock series issued in connection with the Company's recapitalization in May 1998.

There was a net loss available to common shareholders of $9.2 million for the first quarter fiscal 1999 compared to net income available to common shareholders of $1.3 million for the first quarter fiscal 1998. The Company expects that it will continue to report a net loss available to common shareholders due to the substantial interest and noncash preferred stock dividend requirements, combined with noncash depreciation and amortization. The disparity in the weighted average number of common shares used in the (loss) earnings per share computations resulted from the Company's merger and recapitalization in May 1998.

Liquidity and Capital Resources

Net cash used in operating activities in the first quarter fiscal 1999 was $13.2 million compared to cash provided by operating activities of $1.2 million in the first quarter fiscal 1998. The cash used in the first quarter fiscal 1999 was primarily for interest payments of $15.2 million during the period, which included a scheduled semi-annual interest payment for the 11% Senior Subordinated Notes Due 2008 of $10.6 million.

The Company used $23.0 million of its revolving credit facility to meet the interest payments noted above, fund purchases of equipment of $4.8 million, for working capital and provide for other general corporate purposes during the first quarter fiscal 1999. Availability under the revolving credit facility at December 31, 1998 was $6.8 million. As of December 31, 1998, the Company had availability under its acquisition facility of $50.0 million. In the second quarter fiscal 1999, the Company used $27.8 million of the acquisition facility for two acquisitions.

The Company anticipates that future cash needs for operating activities will be lessened due to reduced cash interest associated with lower interest rates and improved collections of accounts receivable. The weighted average interest rate on the term loan facility was 7.88% at December 31, 1998 compared to 8.50% at September 30, 1998, and will be fixed at 7.88% until June 10, 1999. The weighted average variable interest rate on the revolving credit facility was 8.15% at December 31, 1998 compared to 9.00% at September 30, 1998. Based on existing general economic conditions, the Company's variable interest rates are not expected to increase in the short term. However, no assurance can be given that there will not be a change in economic conditions or other factors that will cause an increase in short term interest rates available to the Company.

Although the Company expects to incur additional debt in the future to fund anticipated acquisitions, the Company expects that ensuing cash flows will be sufficient to cover the additional debt service incurred. However, no assurance can be given that acquisitions consummated will be successful.

Year 2000

The Company continues to evaluate the risks associated with its operations as a result of Year 2000 compliant issues. The Company has evaluated these risks on three levels: internal and existing computer programs and applications; rental equipment; and customers and suppliers. In evaluating these risks, the Company considered the material implications of each of these items on its operations on and subsequent to January 1, 2000. The Company's internal business information systems have been analyzed for Year 2000 compliance and are believed to be Year 2000 compliant. The Company commenced testing of the compliance readiness of the internal business information systems in January 1999, and will continue testing on an ongoing basis. The Company utilizes certain third party network equipment and software products, which may or may not be Year 2000 compliant. While delays in the implementation of the Year 2000 solutions for such systems which may not be Year 2000 compliant could adversely effect the Company's operations, at this time, the Company believes that resolutions of this Year 2000 issue will not have a material adverse effect on the Company's operations or results of operations.

A significant portion of the Company's revenues and operating income are directly related to the Company's ability to rent its equipment. Should a material portion of such equipment not be Year 2000 compliant, there could be a material adverse effect on the Company's results of operations. Support surfaces rental equipment manufactured by the Company are fully Year 2000 compliant. The Company has initiated formal communications with the equipment manufacturers for products the Company maintains in its inventory to determine the extent to which the Company's purchased rental equipment may be vulnerable to Year 2000 issues. To date, approximately 95% of the equipment manufacturers have responded to the Company's requests. As of December 31, 1998, based on the responses received by manufacturers of the related equipment, approximately 86% of the Company's rental fleet is fully Year 2000 compliant, as represented by the manufacturers. The Company has no means to validate these representations and must rely on the statements made by the manufacturers. For manufacturers that have not yet responded, the Company has a formal follow up plan that is currently in process. The Company expects to complete the evaluation process of its rental fleet by March 31, 1999. To date, based on responses from the equipment manufacturers, the Company believes it will be required to spend approximately $4.0 million to bring its entire rental fleet into Year 2000 compliance. The Company anticipates that all known modifications required to make its entire rental fleet Year 2000 compliant will be completed by September 30, 1999. Currently, the Company is not able to estimate the costs associated with Year 2000 issues for rental equipment whose manufacturers have not yet replied.

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

Should a material portion of the Company's rental fleet not be Year 2000 compliant, an interruption in or a failure of certain normal business activities or operations could occur. There can be no assurance that the systems of other companies on which the Company relies will be timely converted to be Year 2000 compliant and, therefore, not have a material adverse effect on the Company. In addition, there can be no assurance that equipment of manufacturers that have stated that their equipment is Year 2000 compliant is so.

The Company is developing a contingency plan for dealing with a worst case scenario with respect to its rental equipment. The Company anticipates completion of this plan by June 30, 1999.

The cost of compliance and the date on which the compliance will be completed are based on estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no assurance that these estimates will be achieved. Actual results could differ materially from the projections. Specific factors that might cause a material change include, but are not limited to, the availability and cost of personnel trained in this area, the ability to obtain all necessary components or upgrade parts and similar uncertainties.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes during the three months ended December 31, 1998 in the Company's interest rate risk impacting cash flows or in the way the Company manages this risk.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                        Quarter Ended December 31, 1998


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

In an offering dated October 21, 1998, the Company offered to exchange $140.9 million aggregate principal amount of registered 13% Senior Discount Debentures due 2009 ("Debentures") for all of the then outstanding unregistered Debentures in the same aggregate principal amount. All $140.9 million aggregate principal amount of the Debentures were registered pursuant to a Form S-4 Registration Statement filed with the Securities and Exchange Commission, Registration No. 333-58935, effective October 21, 1998. This registration was made pursuant to a registration rights agreement between the Company and the principal underwriters
- Credit Suisse First Boston, NationsBanc Montgomery Securities LLC and Banque Nationale de Paris - for the initial issuance. The initial issuance of the Debentures was made on May 29, 1998 in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Debentures registered were in the same form and with the same terms and conditions as the unregistered Debentures. The exchange offering terminated November 25, 1998, and all but $20.0 million aggregate principal amount of Debentures offered for exchange were exchanged. The $20.0 million aggregate principal amount not exchanged is subject to subsequent registration for a later exchange offering pursuant to the registration rights agreement referred to earlier. The Company did not receive any proceeds from the exchange offering. Expenses incurred through December 31, 1998 with respect to the exchange offer and registration were estimated at approximately $85 thousand. Such expenses incurred were with third parties unaffiliated with the Company.

The Company registered 140,885 warrants to purchase 91,209 shares of the Company's Common Stock and the 91,209 shares of Common Stock underlying the warrants pursuant to a Form S-1 Registration Statement filed with the Securities and Exchange Commission, Registration No. 333-58933, effective October 22, 1998. This registration was made pursuant to a warrant agreement dated May 29, 1998 between the Company and United States Trust Company of New York, as warrant agent, for the initial issuance. The initial issuance of the warrants had been made as part of units consisting of the Debentures in the same private placement and with the same principal underwriters as that of the Debentures as noted above. A prospectus related to the registered warrants was dated October 22, 1998. The Company did not receive any proceeds from the registration. Expenses incurred through December 31, 1998 with respect to the registration were negligible. Such expenses incurred were with third parties unaffiliated with the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

27   Financial Data Schedule appears on page 15.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                      MEDIQ INCORPORATED AND SUBSIDIARIES
                        Quarter Ended December 31, 1998


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     MEDIQ Incorporated
                                               ------------------------------
                                                        (Registrant)



February 16, 1999                              /s/ Jay M. Kaplan
-----------------                              ------------------------------
     (Date)                                    Jay M. Kaplan
                                               Senior Vice President-Finance,
                                               Treasurer and Chief Financial
                                               Officer