Form 10-Q
period 1999-03-31
MEDIQ INC
filed 1999-05-17
CIK 350920

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          --------------------------






                                    FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

For the quarter ended: March 31, 1999           Commission File Number:  1-8147

                               MEDIQ Incorporated
             (Exact name of registrant as specified in its charter)

                   Delaware                                  51-0219413
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

       One MEDIQ Plaza, Pennsauken, New Jersey                  08110
      (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (609) 662-3200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES X NO ____


As of May 4, 1999, there were outstanding 1,074,823 shares of Common Stock, par value $.01.

================================================================================

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended March 31, 1999

                                      INDEX

                                                                               Page
                                                                              Number
                                                                              ------
c
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

        Condensed Consolidated Statements of Operations-                        4
        Three Months Ended December 31, 1999 and 1998
        (Unaudited)

        Condensed Consolidated Balance Sheets-                                  5
        December 31, 1999 (Unaudited) and
        September 30, 1998

        Condensed Consolidated Statements of Cash Flows-                        6
        Six Months Ended March 31, 1999 and 1998
        (Unaudited)

        Notes to Condensed Consolidated Financial                             7 - 8
        Statements (Unaudited)


  Item 2.  Management's Discussion and Analysis of                            9 - 12
            Financial Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk          12


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                    13


                       MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended March 31, 1999





                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                          Three Months Ended        Six Months Ended
                                                               March 31,                 March 31,
                                                           1999         1998         1999         1998
                                                        ---------    ---------    ---------    ---------
Revenues:
  Rental                                                $  45,954    $  36,599    $  87,141    $  69,993
  Sales                                                     7,486        7,285       16,077       13,979
  Other                                                     2,633        2,525        5,305        5,007
                                                        ---------    ---------    ---------    ---------
                                                           56,073       46,409      108,523       88,979

Costs and Expenses:
  Cost of sales                                             5,948        5,779       12,392       11,270
  Operating                                                13,835       14,003       30,295       28,449
  Selling                                                   6,091        3,938       13,065        7,557
  General and administrative                                5,926        4,534       12,374        9,348
  Merger charges                                             --            306         --            363
  Depreciation and amortization                            10,380        8,294       20,298       16,586
                                                        ---------    ---------    ---------    ---------
                                                           42,180       36,854       88,424       73,573
                                                        ---------    ---------    ---------    ---------

Operating Income                                           13,893        9,555       20,099       15,406

Other (Charges) and Credits:
  Interest expense                                        (13,555)      (3,578)     (26,812)      (7,235)
  Other-net                                                   286          251          392          479
                                                        ---------    ---------    ---------    ---------

Income (Loss) before Income Taxes                             624        6,228       (6,321)       8,650
Income Tax Expense (Benefit)                                  220        2,799       (2,158)       3,888
                                                        ---------    ---------    ---------    ---------

Net Income (Loss)                                             404        3,429       (4,163)       4,762
Dividends on Preferred Stock                               (4,486)        --         (9,098)        --
                                                        ---------    ---------    ---------    ---------

Net (Loss) Income available for Common Shareholders     $  (4,082)   $   3,429    $ (13,261)   $   4,762
                                                        =========    =========    =========    =========

Basic Per Share Amount:
  Net (loss) income available for common shareholders   $   (3.80)   $     .13    $  (12.34)   $     .19
                                                        =========    =========    =========    =========
Diluted Per Share Amount:
  Net (loss) income available for common shareholders   $   (3.80)   $     .13    $  (12.34)   $     .18
                                                        =========    =========    =========    =========

Weighted Average Number of Common Shares Outstanding:
  Basic                                                     1,075       25,635        1,075       25,624
                                                        =========    =========    =========    =========
  Diluted                                                   1,075       26,455        1,075       26,358
                                                        =========    =========    =========    =========

          See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       March 31,      September 30,
                                                                         1999              1998
                                                                      ----------      ------------
                                                                     (Unaudited)    (See note below)
                                            Assets
                                            ------
Current Assets:
  Cash                                                                $   2,761         $   2,411
  Accounts receivable (net of allowance of $8,153 and
    $11,432 respectively)                                                66,847            52,659
  Inventories                                                            22,258            21,820
  Other current assets                                                   11,100             9,923
                                                                      ---------         ---------
      Total Current Assets                                              102,966            86,813

Property, Plant and Equipment (net of accumulated depreciation
  and amortization of $172,009 and $155,749, respectively               105,187            103,917
Goodwill (net of accumulated amortization of
  $19,923 and $16,658, respectively)                                    115,923             91,121
Deferred Financing Costs (net of accumulated amortization
  of $2,040 and $862, respectively)                                      19,154             20,013
Other Assets                                                              7,848              7,354
                                                                      ---------          ---------

Total Assets                                                          $ 351,078          $ 309,218
                                                                      =========          =========

                           Liabilities and Stockholders' Deficiency
                           ----------------------------------------
Current Liabilities:
  Accounts payable                                                    $  12,399          $  14,152
  Accrued expenses                                                       20,473             20,569
  Other current liabilities                                                 212                281
  Current portion of long term debt                                       2,176              2,037
                                                                      ---------          ---------
      Total Current Liabilities                                          35,260             37,039

Senior Debt                                                             327,765            277,490
Subordinated Debt                                                       190,514            190,514
Deferred  Taxes                                                          11,861             14,019
Other Liabilities                                                         4,145              2,472

Mandatorily Redeemable Preferred Stock                                  120,147            113,037

Stockhholders' Deficiency                                              (338,614)          (325,353)
                                                                      ---------          ---------

Total Liabilities and Stockholders' Deficiency                        $ 351,078          $ 309,218
                                                                      =========          =========

Note: The balance sheet at September 30, 1998 has been condensed from the audited financial statements at that date.



           See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                       Six Months Ended March 31,
                                                           1999        1998
                                                         --------    --------

Cash Flows From Operating Activities
------------------------------------
Net (loss) income                                        $ (4,163)   $  4,762
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities                          6,589       9,969
                                                         --------    --------
Net cash provided by operating activities                   2,426      14,731

Cash Flows From Investing Activities
------------------------------------

Purchases of equipment                                    (14,746)    (15,275)
Acquisitions                                              (32,641)       --
Collection of notes receivable                               --         2,250
Other                                                         468         384
                                                         --------    --------
Net cash used in investing activities                     (46,919)    (12,641)

Cash Flows From Financing Activities
------------------------------------

Borrowings                                                 46,300      11,000
Debt repayments                                            (1,138)    (12,934)
Other                                                        (319)        130
                                                         --------    --------
Net cash provided by (used in) financing activities        44,843      (1,804)
                                                         --------    --------

Increase in cash                                              350         286
Cash:
  Beginning balance                                         2,411       3,639
                                                         --------    --------
  Ending balance                                         $  2,761    $  3,925
                                                         ========    ========



           See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 1999 and the condensed consolidated statements of operations and cash flows for the three and six months ended March 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1998 Annual Report on Form 10-K. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to conform prior year balances to the current year presentation.

Note B - Inventory
                                      March 31,    September 30,
                                         1999          1998
                                      ---------     ---------
                                          (in thousands)

      Raw materials                   $   1,716     $   2,791
      Finished goods                     20,542        19,029
                                      ---------     ---------
                                      $  22,258     $  21,820
                                      =========     =========

Note C - (Loss) Earnings Per Share

Options and warrants to purchase shares of the Company's Common Stock were excluded from the computation of diluted earnings per share ("EPS") for the three and six months ended March 31, 1999 because they were antidilutive. The number of options and warrants outstanding at March 31, 1999 were 51,557 and 91,209, respectively. The weighted average number of common shares outstanding for diluted EPS for the three and six months ended March 31, 1998 includes 820,000 and 734,000, respectively, incremental shares for the assumed exercise of stock options outstanding during the respective periods. The disparity in per share amounts for the respective periods presented in the Condensed Consolidated Statements of Operations is attributable to the Company's recapitalization that occurred on May 29, 1998.

Note D - Long Term Debt

On January 31, 1999, the Company borrowed $27.8 million under its acquisition loan facility to fund two acquisitions. (see Note E) The weighted average variable interest rate incurred on this borrowing during the three months ended March 31, 1999 was 7.61%, and the rate at March 31, 1999 was 7.31%.

Note E - Acquisitions

The Company acquired two businesses in the second quarter of fiscal 1999. The assets and businesses acquired principally relate to equipment rentals. The acquisitions were accounted for by the purchase method and, accordingly, the purchase prices were allocated to the assets acquired based on their estimated fair values on the dates of purchase. The aggregate excess of purchase prices over estimated fair values of net assets acquired was recorded as goodwill amortizable on a straight line basis over 20 years. Operations of the acquired assets and businesses have been included in the Company's results of operations from the respective acquisition dates. Proforma results of operations of the Company giving effect to the acquisitions are not presented because the acquisitions in the aggregate were not material.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of the Company as of March 31, 1999 and results of operations for the three and six month periods ended March 31, 1999 and 1998. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K for the year ended September 30, 1998, to which the reader is directed for additional information.

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

Results of Operations

Fiscal 1999 Compared to Fiscal 1998

Total revenues increased in the second quarter of fiscal 1999 by $9.7 million, or 20.8%, to $56.1 million. This growth was primarily attributable to an increase in rental revenues of $9.4 million, or 25.6%. Total revenues increased in the six months ended March 31, 1999 by $19.5 million, or 22.0%, to $108.5 million. This growth was primarily attributable to an increase in rental revenues of $17.1 million, or 24.5%. These rental revenue increases were principally due to the Company's acquisitions since May 1998 of five equipment rental businesses that specialized in the rental of support surfaces.

The Company completed two acquisitions in the second quarter of fiscal 1999 that are expected to contribute combined annual revenues of approximately $9.0 million, based on the most recent annual revenues available for each acquisition.

Total costs and expenses, exclusive of depreciation and amortization, increased in the second quarter of fiscal 1999 by $3.2 million to $31.8 million, and increased in the six months ended March 31, 1999 by $11.1 million to $68.1 million. Included in both current year periods is a reduction of expense from a recovery of $3.0 million from a settlement of disputed items related to an acquisition that had been reserved for by the Company last fiscal year. Included in the second quarter of fiscal 1998 and six months ended March 31, 1998 are non recurring merger related charges of $.3 million and $.4 million, respectively. Exclusive of the settlement recovery and non recurring merger charges, the increase in total costs and expenses in the second quarter of fiscal 1999 was $6.5 million, or 23.2%, and the increase in the six months ended March 31, 1999 was $14.5 million, or 25.6%. These increases were broad based and associated with the increased operational requirements of the Company as a result of both actual growth in business and further growth that is anticipated. Selling expenses in the second quarter of fiscal 1999 increased $2.2 million, or 54.7%, to $6.1 million, and in the six months ended March 31, 1999 increased $5.5 million, or 72.9%, to $13.1 million. The increase in each period was due to increased sales support on a national basis related to the Company's expanding equipment rental operations related to support surfaces rentals. In total, operating expenses, exclusive of the settlement recovery, and general and administrative expenses increased in the second quarter of fiscal 1999 by $4.2 million, or 22.8%, to $22.8 million, and increased in the six months ended March 31, 1999 by $7.9 million, or 20.8%, to $45.7 million. These increases were primarily due to: (i) employee related costs associated with a larger work force employed to meet the increased operational requirements and further growth needs of the Company; (ii) increased equipment service requirements associated with a larger and expanded product fleet and (iii) management fees resulting from the Company's merger.

Depreciation and amortization increased in the second quarter of fiscal 1999 by $2.1 million, or 25.2%, to $10.4 million, and increased in the six months ended March 31, 1999 by $3.7 million, or 22.4%, to $20.3 million. These increases resulted from additional depreciable equipment purchased and obtained in acquisitions and increased goodwill associated with the Company's acquisitions since May 1998.

Operating margin, exclusive of the settlement recovery in the current year and non recurring merger charges in the prior year, decreased in the second quarter of fiscal 1999 to 19.4% from 21.2% in the corresponding prior year quarter, and decreased in the six months ended March 31, 1999 to 15.8% from 17.7% in the corresponding six months ended of the prior year. These decreases were primarily due to the increased infrastructure costs in support of actual business growth and the further anticipated growth, and increased depreciation and amortization, partially offset by the increase in the higher margin rental activities of the Company. Earnings before interest, taxes, depreciation, amortization and other charges and credits ("EBITDA"), exclusive of the settlement recovery and non recurring merger charges, were $21.3 million for the second quarter of fiscal 1999 compared to $18.2 million for the corresponding prior year quarter, and $37.4 million for the six months ended March 31, 1999 compared to $32.4 million for the corresponding prior year period. Although EBITDA is a widely accepted financial indicator of a company's ability to service indebtedness, it should not be considered as an alternative to income from operations or to cash flows from operating activities, and should not be construed as an indication of a company's performance or as a measure of liquidity.

Interest expense increased by $10.0 million in the second quarter of fiscal 1999 to $13.6 million and increased by $19.6 million in the six months ended March 31, 1999 to $26.8 million from their respective prior year periods, principally due to the substantially higher level of debt incurred in connection with the Company's recapitalization and acquisitions. The cash portion of this interest expense was $10.3 million and $20.2 million for the three and six months ended March 31, 1999, respectively. The remaining interest expense represented non cash accretion of the Company's 13% Senior Discount Debentures and amortization of deferred debt issuance costs.

The effective income tax rate for the second quarter of fiscal 1999 was 35.3% and 34.1% for the six months ended March 31, 1999, compared to 44.9% in each of the corresponding prior year periods. The rates in the current year periods were lower primarily due to losses for state income tax purposes, whereas there was taxable income for state tax purposes in the prior year periods.

Accreted but unpaid dividends on preferred stock for the three and six months ended March 31, 1999 were $4.5 million and $9.1 million, respectively, compared to none in the corresponding prior year periods. These amounts reflected accretion of dividends on the three cumulative preferred stock series issued in connection with the Company's recapitalization in May 1998.

For the six months ended March 31, 1999, there was a loss available to common shareholders of $13.3 million. Due to the amount of cash and non cash interest and non cash preferred stock dividend requirements, combined with non cash depreciation and amortization, it is likely that the Company will continue to report a net loss available to common shareholders.

The disparity in the weighted average number of common shares used in the earnings per share computations for each period resulted from the Company's merger and recapitalization in May 1998.

Liquidity and Capital Resources

Net cash provided by operating activities in the six months ended March 31, 1999 was $2.4 million compared to $14.7 million in the six months ended March 31, 1998. This variance was principally due to interest payments in the current year exceeding those in the prior year because of substantially greater amounts of indebtedness outstanding. Also contributing to the reduced level of net cash from operations during the current year when compared to the prior year was an increase in working capital requirements principally related to an increase in accounts receivable.

The Company used its acquisition loan facility to fund $27.8 million of acquisitions and its revolving credit facility to fund $4.8 million of acquisitions, certain purchases of equipment and general corporate purposes. At March 31, 1999, borrowings outstanding under the acquisition and revolving credit facilities were $27.8 million and $18.5 million, respectively. At March 31, 1999, availability under the revolving credit facility was $17.7 million and $22.2 million under the acquisition loan facility. The weighted average interest rate on the term loan facility at March 31, 1999 was 7.88% compared to 8.50% at September 30, 1998. The term loan rate became fixed at 7.88% on December 10, 1998 and will remain fixed at this rate until June 10, 1999, at which time the rate will be subject to adjustment. The weighted average variable interest rate on the revolving credit facility incurred in the second quarter of fiscal 1999 was 8.00%, and the rate at March 31, 1999 was 7.57% compared to 8.15% at December 31, 1998 and 9.00% at September 30, 1998. The weighted average variable interest rate on the acquisition loan facility incurred in the second quarter of fiscal 1999 was 7.61%, and the rate at March 31, 1999 was 7.31%. No amount was outstanding under the acquisition loan facility until January 31, 1999. Decreases in the current year's weighted average variable interest rates are due to the Company's ability to take partial advantage of incrementally lower LIBOR rates as opposed to more stable higher prime rates.

The Company expects to grow both internally and through acquisitions and, therefore, continues to investigate potential acquisition opportunities. It is likely that the Company will incur additional indebtedness to consummate any future significant acquisitions, thereby adding to the existing debt service requirements. The Company expects that ensuing cash flows generated from any acquisitions consummated will be sufficient to cover additional debt service, that total Company leverage will decrease and that the acquisitions will provide additional shareholder value. However, no assurance can be given that any acquisitions consummated will be successful or provide the value anticipated.

Year 2000

The Company continues to evaluate the risks associated with its operations as a result of Year 2000 compliance issues. The Company has evaluated these risks on three levels: internal and existing computer programs and applications; rental equipment and customers and suppliers. In evaluating these risks, the Company considered the material implications of each of these items on its operations on and subsequent to January 1, 2000. The Company's internal business information systems have been analyzed for Year 2000 compliance and the Company believes that these systems are Year 2000 compliant. The Company commenced testing of the compliance readiness of the internal business information systems in January 1999, and will continue testing on an ongoing basis. The Company utilizes certain third party network equipment and software products, which may or may not be Year 2000 compliant. While delays in the implementation of the Year 2000 solutions for such systems which may not be Year 2000 compliant could adversely effect the Company's operations, at this time, the Company believes that resolution of this Year 2000 issue will not have a material adverse effect on the Company's operations or results of operations.

A significant portion of the Company's revenues and operating income is directly related to the Company's ability to rent its equipment. Should a material portion of such equipment not be Year 2000 compliant and, therefore, not suitable for its designed purpose, there could be a material adverse effect on the Company's results of operations. The Company believes that support surfaces rental equipment that has been manufactured by the Company is fully Year 2000 compliant. The Company has initiated formal communications with the equipment manufacturers for products the Company maintains in its inventory to determine the extent to which the Company's purchased rental equipment may be vulnerable to Year 2000 issues. To date, approximately 94% of the equipment manufacturers have responded to the Company's requests. As of March 31, 1999, based on the responses received by manufacturers of the related equipment, approximately 86% of the Company's rental fleet is fully Year 2000 compliant, as represented by the manufacturers. The Company has no means to validate these representations and must rely on the statements made by the manufacturers. For manufacturers that have not yet responded, the Company has a formal follow up plan that is currently being executed. The Company expects to complete the evaluation process of its rental fleet by July 31, 1999. To date, based on responses from the equipment manufacturers, the Company believes it would need to spend approximately $4.0 million to bring its entire rental fleet into Year 2000 compliance, should the Company decide to do so. The Company anticipates that all known modifications to make its entire rental fleet Year 2000 compliant could be completed by October 31, 1999. The Company may decide not to modify its entire rental fleet, based on yet to be determined anticipated utilization of compliant equipment. Such determination would impact the amount expended on modifications and the timing of completion thereof. Currently, the Company is not able to estimate the costs associated with Year 2000 issues for rental equipment whose manufacturers have not yet replied. Percentages and anticipated timetables mentioned above have been adjusted from those contained in previous disclosures as a result of additional equipment obtained with recent acquisitions by the Company and to conform to the pace of compliance efforts of certain suppliers to the Company. The status of compliance is subject to further adjustment in accordance with future changing circumstances that cannot now be reliably known or anticipated.

Although the Company has significant relationships with certain of its customers and suppliers, the Company has determined that no one individual customer or supplier could create a material adverse effect for the Company as a result of not being Year 2000 compliant. However, should a number of individual customers and/or suppliers be noncompliant, there could be a material adverse effect on the Company's operations and results of operations. The Company cannot predict the extent or dollar amount, if any, of such effect.

Should a material portion of the Company's rental fleet not be Year 2000 compliant and, therefore, not suitable for its designed purpose, an interruption in or a failure of certain normal business activities or operations could occur. There can be no assurance that the systems of other companies on which the Company relies will be Year 2000 compliant and, therefore, not have a material adverse effect on the Company. The Company cannot predict the extent or dollar amount, if any, of such effect.

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

The Company has investigated developing contingency plans for dealing with worst case scenarios regarding its rental fleet and overall operations. With respect to its equipment rentals, the Company believes that it is not necessary or practical to implement contingency measures; however, the Company will make available all of its Year 2000 compliant equipment to customers that desire to have sufficient back up units on hand for their own contingency plans. Concerning its internal systems, the Company performs ongoing testing of these and believes them to be Year 2000 compliant, so the Company believes that a contingency plan for their operation is not necessary. With respect to other operational aspects, the Company believes that developing a contingency plan for a worst case scenario is not feasible, and based on representations made by external service providers to the Company (for example, electricity and telecommunications), circumstances creating such an event are considered by the Company to be remote. Nevertheless, the absence of a contingency plan could have a material adverse effect on the Company's operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no changes during the three and six months ended March 31, 1999 in the way the Company manages its interest rate risk. At March 31, 1999, the Company's aggregate weighted average variable interest rate was 7.79% compared to 8.50% at September 30, 1998. The decrease in this rate is due to the Company's ability to take advantage of incrementally lower LIBOR rates concerning its term loan, revolving credit and acquisition loan facilities.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended March 31, 1999


PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

27    Financial Data Schedule appears on page 15

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended March 31, 1999





                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                       MEDIQ Incorporated
                                                -------------------------------
                                                         (Registrant)



May 17, 1999                                    /s/ Jay M. Kaplan
------------                                    -------------------------------
     (Date)                                     Jay M. Kaplan
                                                Senior Vice President-Finance,
                                                Treasurer and Chief Financial
                                                Officer