Form 10-Q
period 1999-06-30
MEDIQ INC
filed 1999-08-16
CIK 350920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

For the quarter ended: June 30, 1999             Commission File Number: 1-8147
                       -------------                                     ------

                               MEDIQ Incorporated
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        51-0219413
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

One MEDIQ Plaza, Pennsauken, New Jersey                       08110
----------------------------------------                    ----------
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

As of August 9, 1999, there were outstanding 1,119,048 shares of Common Stock, par value $.01.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                           Quarter Ended June 30, 1999

                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations-                    4
         Three and Nine Months Ended June 30, 1999 and 1998
         (Unaudited)

         Condensed Consolidated Balance Sheets-                              5
         June 30, 1999 (Unaudited) and
         September 30, 1998

         Condensed Consolidated Statements of Cash Flows-                    6
         Nine Months Ended June 30, 1999 and 1998
         (Unaudited)

         Notes to Condensed Consolidated Financial                       7 - 9
         Statements (Unaudited)


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations             10 - 14

  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                    14


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                                15

  Item 2.  Changes in Securities                                            15

  Item 6.  Exhibits and Reports on Form 8-K                                 15

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                           Quarter Ended June 30, 1999











                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                               Three Months Ended             Nine Months  Ended
                                                                     June 30,                      June 30,
                                                              1999            1998            1999           1998
                                                           ---------       ---------       ---------       ---------
Revenues:
  Rental                                                   $  41,602       $  33,706       $ 128,743       $ 103,700
  Sales                                                       12,848           6,692          28,925          20,671
  Other                                                        4,005           2,543           9,311           7,549
                                                           ---------       ---------       ---------       ---------
                                                              58,455          42,941         166,979         131,920

Costs and Expenses:
  Cost of sales                                               10,197           5,455          22,589          16,725
  Operating                                                   17,823          14,415          48,117          42,864
  Selling                                                      7,062           3,912          20,128          11,469
  General and administrative                                   6,005           5,186          18,380          14,534
  Merger charges                                                --            34,204            --            34,567
  Depreciation and amortization                               11,301          15,064          31,600          31,650
                                                           ---------       ---------       ---------       ---------
                                                              52,388          78,236         140,814         151,809
                                                           ---------       ---------       ---------       ---------

Operating Income (Loss)                                        6,067         (35,295)         26,165         (19,889)

Other (Charges) and Credits:
  Interest expense                                           (13,956)         (7,098)        (40,768)        (14,333)
  Other-net                                                       72             235             465             714
                                                           ---------       ---------       ---------       ---------

Loss from Continuing Operations before
  Income Taxes and Extraordinary Item                         (7,817)        (42,158)        (14,138)        (33,508)
Income Tax Benefit                                            (1,626)        (15,632)         (3,784)        (11,744)
                                                           ---------       ---------       ---------       ---------

Loss before Extraordinary Item                                (6,191)        (26,526)        (10,354)        (21,764)
Extraordinary Item - Early Retirement of Debt
  (net of taxes)                                                --            (4,098)           --            (4,098)
                                                           ---------       ---------       ---------       ---------

Net Loss                                                      (6,191)        (30,624)        (10,354)        (25,862)
Dividends on Preferred Stock                                  (4,802)         (1,600)        (13,900)         (1,600)
                                                           ---------       ---------       ---------       ---------

Net Loss Available for Common Shareholders                 $ (10,993)      $ (32,224)      $ (24,254)      $ (27,462)
                                                           =========       =========       =========       =========

Basic and Diluted Per Share Amount:
  Continuing operations, net of preferred dividends        $  (10.15)      $   (1.68)      $  (22.51)      $   (1.03)
  Extraordinary item                                            --              (.25)           --              (.18)
                                                           ---------       ---------       ---------       ---------

  Available for common shareholders                        $  (10.15)      $   (1.93)      $  (22.51)      $   (1.21)
                                                           =========       =========       =========       =========

Weighted Average Number of Common Shares Outstanding:
  Basic and Diluted                                            1,083          16,702           1,077          22,650
                                                           =========       =========       =========       =========


            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                             June 30,            September 30,
                                                                               1999                   1998
                                                                           -----------         ----------------
                                                                           (Unaudited)         (See note below)
                                            Assets
Current Assets:
  Cash                                                                      $      --              $   2,411
  Accounts receivable (net of allowance of $9,370 and
    $11,432, respectively)                                                     75,148                 52,659
  Inventories                                                                  27,321                 21,820
  Other current assets                                                         13,061                  9,923
                                                                            ---------              ---------
         Total Current Assets                                                 115,530                 86,813

Property, Plant and Equipment (net of accumulated depreciation
  and amortization of $180,647 and $155,749, respectively)                    111,040                103,917
Goodwill (net of accumulated amortization of $21,201
  and $16,658, respectively)                                                  153,200                 91,121
Deferred Financing Costs (net of accumulated amortization
  of $2,650 and $862, respectively)                                            19,523                 20,013
Other Assets                                                                   10,354                  7,354
                                                                            ---------              ---------

Total Assets                                                                $ 409,647              $ 309,218
                                                                            =========              =========

                           Liabilities and Stockholders' Deficiency
Current Liabilities:
  Accounts payable                                                          $  20,631              $  14,152
  Accrued expenses                                                             16,535                 20,569
  Other current liabilities                                                     1,147                    281
  Current portion of long term debt                                             8,273                  2,037
                                                                             --------              ---------
         Total Current Liabilities                                             46,586                 37,039

Senior Debt                                                                   371,335                277,490
Subordinated Debt                                                             190,514                190,514
Deferred Income Taxes                                                          11,861                 14,019
Other Liabilities                                                               5,055                  2,472

Mandatorily Redeemable Preferred Stock                                        131,676                113,037

Stockholders' Deficiency                                                     (347,380)              (325,353)
                                                                            ---------              ---------

Total Liabilities and Stockholders' Deficiency                              $ 409,647              $ 309,218
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


            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                     Nine Months Ended June 30,
                                                                                      1999                 1998
                                                                                   ---------            ---------
Cash Flows From Operating Activities

Net loss                                                                           $ (10,354)           $ (25,862)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities                                          18,514               23,943
                                                                                   ---------             ---------
Net cash provided by (used in) operating activities                                    8,160               (1,919)

Cash Flows From Investing Activities

Purchases of equipment                                                               (18,254)             (17,909)
Acquisitions                                                                         (82,947)             (11,032)
Collection of notes receivable                                                            --                2,250
Other                                                                                    328                  654
                                                                                   ---------            ---------
Net cash used in investing activities                                               (100,873)             (26,037)

Cash Flows From Financing Activities

Borrowings                                                                            93,000              151,499
Debt repayments                                                                       (1,400)            (133,872)
Deferred financing fees                                                               (1,298)             (20,056)
Issuance of subordinated notes                                                            --              190,000
Issuance of common and preferred stocks                                                   --              148,235
Issuance of units                                                                         --               75,000
Repurchases of common and preferred stocks                                                --             (377,416)
Other                                                                                     --                  130
                                                                                   ---------            ---------
Net cash provided by financing activities                                             90,302               33,520
                                                                                   ---------            ---------

(Decrease) increase in cash                                                           (2,411)               5,564
Cash:
  Beginning balance                                                                    2,411                3,639
                                                                                   ---------            ---------
  Ending balance                                                                   $      --            $   9,203
                                                                                   =========            =========

Noncash investing and financing activity:
  Capital stock issued in an acquisition                                           $  10,000                   --
                                                                                   =========


            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 1999 and the condensed consolidated statements of operations and cash flows for the three and nine months ended June 30, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1998 Annual Report on Form 10-K. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to conform prior year balances to the current year presentation.

Note B - Inventory

The components of inventory were as follow:

                                        June 30,                September 30,
                                          1999                      1998
                                        --------                -------------
                                                 (in thousands)

         Raw materials                  $  1,587                  $  2,791
         Finished goods                   25,734                    19,029
                                        --------                  --------
                                        $ 27,321                  $ 21,820
                                        ========                  ========

Note C - Per Share Amounts

Warrants to purchase shares of the Company's Common Stock were excluded from the computation of per share amounts for the three and nine months ended June 30, 1999 and 1998 because they were antidilutive in each period. At June 30, 1999 and 1998, the total number of shares of Common Stock underlying the warrants was 91,209. Options to purchase shares of the Company's Common Stock were also excluded from the computation of per share amounts for the three and nine months ended June 30, 1999 because they were antidilutive. The number of options outstanding at June 30, 1999 was 51,853. No options were outstanding at June 30, 1998. The disparity in per share amounts for the respective periods presented in the Condensed Consolidated Statements of Operations is attributable to the Company's recapitalization that occurred in May 1998.

Note D - Long Term Debt

In May 1999, MEDIQ/PRN Life Support Services, Inc. ("MEDIQ/PRN"), a wholly owned subsidiary of the Company, amended its $325.0 million credit agreement with Banque Nationale de Paris ("BNP") by reducing the borrowing capacity under the acquisition facility from $75.0 million to $50.0 million and establishing a subfacility B under the revolving credit facility with a borrowing capacity of $25.0 million. Borrowings under subfacility B bear interest at a floating rate based upon, at MEDIQ/PRN's option, (i) the higher of the prime rate of BNP or the Federal funds effective rate plus 0.5%, plus a margin of 1.0% or (ii) the London Interbank Offered Rate, plus a margin of 2.25%. Principal amounts outstanding on November 30, 1999 under subfacility B will amortize quarterly starting March 31, 2000 in increasing increments as scheduled in the modified credit agreement. Any remaining principal balance is due on the facility's termination date of June 30, 2004. Other terms and conditions of subfacility B are generally the same as those existing for the acquisition and revolving credit facilities. MEDIQ/PRN was charged a fee of approximately $1.0 million to effect the amendment to the credit agreement. This fee is being amortized over the remaining term of the facilities of approximately five years.

In June 1999, MEDIQ/PRN borrowed $22.2 million available under the $50.0 million acquisition facility, $25.0 million under subfacility B and approximately $2.5 million under the revolving credit facility to fund the cash portion of the acquisition of HTD Corporation ("HTD"). (see Note E)

Note E - Acquisition

On June 15, 1999, the Company, through MEDIQ/PRN, acquired all of the issued and outstanding common stock of HTD and certain of its subsidiaries pursuant to an Agreement and Plan of Merger dated June 14, 1999. Total consideration paid by the Company was approximately $59.7 million, comprising $49.7 million in cash and $10.0 million aggregate value of capital stock of the Company. The capital stock of the Company issued consisted of 44,225 shares of Common Stock, 513,548 shares of Series A 13.0% Cumulative Compounding Preferred Stock ("Series A"), 143,303 shares of Series B 13.25% Cumulative Compounding Perpetual Preferred Stock ("Series B") and 264,438 shares of Series C 13.5% Cumulative Compounding Preferred Stock ("Series C"). HTD specialized in sales of disposable products, rentals of movable medical equipment and biomedical repair services to the acute care, alternate care and home care marketplaces. Following the acquisition, HTD was merged into MEDIQ/PRN. Contemporaneously with the Company's acquisition of HTD, HTD sold to an unrelated third party its subsidiaries not acquired by the Company.

The acquisition of HTD was accounted for by the purchase method and, accordingly, the cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on May 28, 1999, the effective date of the acquisition for accounting purposes. Accordingly, operations of HTD were included in the Company's results of operations effective May 28, 1999. The excess of the cost over the estimated fair values of net assets acquired of $41.5 million was recorded as goodwill amortizable on a straight line basis over 20 years. The following pro forma financial information presents the consolidated results of operations of the Company as if the acquisition had occurred on October 1 of the respective periods presented. This unaudited pro forma information is presented for comparative purposes only and does not necessarily reflect the results of operations of the Company had the acquisition existed on the prescribed dates.

                                              Nine Months Ended June 30,
                                            1999                      1998
                                          --------                  --------
                                                       unaudited
                                       (in thousands, except per share amounts)

Revenues                                  $214,955                  $173,230
Loss before extraordinary item              (9,528)                  (23,840)
Per share amount                             (8.51)                    (1.05)
Net loss                                    (9,528)                  (27,938)
Per share amount                             (8.51)                    (1.23)

The initial allocation of the cost of the HTD acquisition and the associated goodwill was estimated based on information currently available. The final allocation of the acquisition cost is contingent upon determinations and valuations not yet completed. The Company is unable to predict at this time whether any adjustments that may occur will have a material effect on the allocation.

Note F - Capital Stock

After the issuance of capital stock in connection with the acquisition of HTD, the number of shares of capital stock outstanding at June 30, 1999 are: Common Stock - 1,119,048; Series A Preferred Stock - 8,336,310; Series B Preferred Stock - 3,146,302; and Series C Preferred Stock - 3,264,438. The number of shares outstanding for Series A Preferred Stock has been adjusted in a minor amount to reflect fractional shares upon future exchanges of pre merger capital stock connected with the Company's merger in May 1998.

Issued and outstanding warrants in the amount of 140,885 for the purchase of 91,209 shares of the Company's Common Stock became exercisable on May 30, 1999.

Note G - Income Taxes

The estimated annual effective income tax rate for fiscal 1999 was 26.8% at June 30, 1999. This rate is lower than the overall statutory rate for the Company of 40.0% due to estimated nondeductible costs associated with the Company's acquisitions and valuation allowances against net operating losses available for state income taxes. These items lower the tax benefit associated with the expected annual tax loss. The annual effective rate was adjusted in the third quarter from the rate estimated at March 31, 1999 as a result of adjustments in the third quarter for the estimated impacts of increased nondeductible goodwill and other costs related to acquisitions made in fiscal 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


The following discussion addresses the financial condition of the Company as of June 30, 1999 and results of operations for the three and nine months ended June 30, 1999 and 1998. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and Financial Statement sections of the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

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

Results of Operations

Fiscal 1999 Compared to Fiscal 1998

Changes for the current year periods are with respect to the corresponding prior year periods unless otherwise indicated.

Total revenues increased in the third quarter of fiscal 1999 by $15.5 million, or 36.1%, to $58.5 million, and increased in the nine months ended June 30, 1999 by $35.1 million, or 26.6%, to $167.0 million. The increased revenues in each period reflect increases in all of the Company's revenue segments - rental, sales and other. The increase in rental revenue resulted from the Company's acquisitions in the last year. The increase in sales and other revenues resulted from both internal growth and the Company's acquisitions. The Company's acquisitions accounted for approximately $13.1 million and $31.0 million of the total revenue increase in the third quarter and nine months periods, respectively, while internal growth accounted for approximately $2.4 million and $4.1 million, respectively.

The Company's acquisitions prior to HTD focused on expanding the Company's rental revenues, principally support surfaces. The acquisition of HTD focused on expanding the parts and disposables business while also contributing to increases in rental and biomedical repair (other) revenues. The Company anticipates that the HTD acquisition will provide incremental annual revenues of approximately $60.0 million and that the three other acquisitions made by the Company in fiscal 1999 will provide incremental annual revenues of approximately $11.0 million. However, there is no assurance that such annual revenues from any of these acquisitions will materialize.

It is not practicable for the Company to fully remove the effects of acquisitions when analyzing revenues because customer bases of the Company and businesses acquired are largely common and because of the effects of product migration by customers that often follows acquisitions.

Total costs and expenses, exclusive of depreciation and amortization and applicable nonrecurring items, increased in the third quarter fiscal 1999 by $12.1 million, or 41.8%, to $41.1 million, and increased in the nine months fiscal 1999 by $26.6 million, or 31.1%, to $112.2 million. Included in the current year periods is a $2.0 million additional bad debt charge related to the aging of support surfaces receivables. Also included in the current nine months period is a reduction of expense from a recovery of $3.0 million for a settlement of disputed items related to an acquisition that had been reserved for by the Company in the last fiscal year. Included in the prior year periods are nonrecurring merger charges of $34.2 million and $34.6 million, respectively. The increases, as adjusted, in the current year periods were broad based and associated with the increased operational requirements of the Company as a result of actual and anticipated growth in business. The increase in Cost of Sales in each current year period correlates with the increase in Sales in each respective period. Sales margin was 20.6% and 21.9% in the third quarter and nine months of fiscal 1999, respectively, compared to 18.5% and 19.1% in the respective prior year periods. The changes in the current year periods were primarily attributable to changes in the product mix of parts and disposables and equipment. Selling expenses in the third quarter fiscal 1999 increased $3.2 million, or 80.5%, to $7.1 million, and in the nine months fiscal 1999 increased $8.7 million, or 75.5%, to $20.1 million. The increase in each period was due to increased rental/sales support related to the Company's expanding operations for support surfaces rentals and parts and disposables. The Company recently reduced the number of sales personnel in its support surfaces business as a result of the leveling in the growth curve of support surfaces. The total of operating expenses and general and administrative expenses, exclusive of the applicable settlement recovery, increased in the third quarter fiscal 1999 by $4.2 million, or 21.6%, to $23.8 million, and increased in the nine months fiscal 1999 by $12.1 million, or 21.1%, to $69.5 million. These increases, as adjusted, were primarily due to:
(i) the additional bad debt charge; (ii) increased infrastructure costs associated with larger and expanded operational requirements connected with the actual and anticipated growth in the business; (iii) increased equipment service requirements associated with a larger and expanded product fleet and (iv) management fees resulting from the Company's merger.

Depreciation and amortization, exclusive of the depreciation reserve in the amount of $6.0 million to write down certain under utilized equipment to net realizable values recorded in the third quarter of the prior year, increased in the third quarter fiscal 1999 by $2.2 million, or 24.7%, to $11.3 million, and increased in the nine months fiscal 1999 by $6.0 million, or 23.2%, to $31.6 million. These increases, as adjusted, resulted from additional depreciable equipment purchased and obtained in acquisitions and increased goodwill associated with the Company's acquisitions since May 1998.

Operating margin for the nine months fiscal 1999, exclusive of applicable nonrecurring items, was 13.9% compared to 15.7% for the corresponding prior year period. The decrease was primarily due to the additional bad debt charge, increased infrastructure costs in support of the actual and anticipated growth in business and depreciation and amortization in the current period exceeding increased revenues in the same period. Operating margin for the third quarter fiscal 1999 was 10.4% compared to 11.4% for the corresponding prior year period, exclusive of nonrecurring items. This decrease reflects the additional bad debt charge offset in part by the higher margins on the rentals of support surfaces, such rentals having increased as a percentage of total revenues in the current period business mix.

Earnings before interest, taxes, depreciation, amortization and other charges and credits ("EBITDA"), exclusive of applicable nonrecurring items, were $17.4 million and $54.8 million in the third quarter and nine months of fiscal 1999, respectively, compared to $14.0 million and $46.3 million in the respective corresponding prior year periods. Although EBITDA is a widely accepted financial indicator of a company's ability to service indebtedness, it should not be considered as an alternative to income from operations or to cash flows from operating activities, and should not be construed as an indication of a company's performance or as a measure of liquidity.

Interest expense was $14.0 million and $40.8 million in the third quarter and nine months of fiscal 1999, respectively, compared to $7.1 million and $14.3 million in the respective corresponding prior year periods. The increases in the current year periods were principally due to the amount of time the substantially higher level of debt incurred in connection with the Company's recapitalization and an acquisition in May 1998 was outstanding during each period, and the additional debt undertaken in fiscal 1999 to fund acquisitions. The cash portion of this interest expense was $10.6 million and $30.8 million for the third quarter and nine months of fiscal 1999, respectively. The remaining interest expense primarily represented noncash accretion of the Company's 13% Senior Discount Debentures and amortization of deferred debt issuance costs.

The estimated annual effective income tax rate associated with the loss from continuing operations for the nine months fiscal 1999 was 26.8%. This rate is lower than the overall statutory rate of 40.0% for the Company due to estimated nondeductible costs associated with the Company's acquisitions and valuation allowances against net operating losses available for state income taxes. The effective rate for the nine months fiscal 1999 is estimated to be more reflective of the expected annual effective tax rate for all of fiscal 1999. This rate was adjusted in the third quarter from the estimated annual effective rate for the six months fiscal 1999 due to adjustments for the estimated impacts of increased nondeductible goodwill and other costs related to acquisitions made in fiscal 1999.

Accreted but unpaid dividends on preferred stock for the current year periods were $4.8 million and $13.9 million, respectively, compared to $1.6 million in each of the corresponding prior year periods. The variance was due to the amount of time the related preferred stock issued in May 1998 was outstanding in each period.

For the nine months fiscal 1999, there was a loss available to common shareholders of $24.3 million. Due to the amount of cash and noncash interest and noncash preferred stock dividend requirements, combined with noncash depreciation and amortization, it is likely that the Company will continue to report a net loss available to common shareholders in the foreseeable future.

The disparity in the weighted average number of common shares used in the earnings per share computations in each period primarily resulted from the Company's merger and recapitalization in May 1998.

Liquidity and Capital Resources

Net cash provided by operating activities in the nine months fiscal 1999 was $8.2 million, compared to net cash used in operating activities of $1.9 million in the corresponding prior year period. Included in the nine months fiscal 1999 is a $3.0 million cash settlement recovery. Included in the nine months fiscal 1998 are cash payments related to merger and acquisition expenses totaling approximately $34.3 million. Adjusting for these nonrecurring cash items, cash provided by operating activities in the nine months fiscal 1999 decreased by $27.2 million from the corresponding prior year period. This variance was principally due to interest payments in the current year substantially exceeding those in the prior year due to the considerably greater amounts of indebtedness outstanding since May 1998. Also contributing to the reduced level of net cash from operations during the current year when compared to the prior year was an increase in working capital requirements principally related to an increase in accounts receivable.

The Company used its acquisition loan facility to fund $50.0 million of acquisitions and its revolving credit facilities to fund $43.0 million of acquisitions, certain purchases of equipment and general corporate purposes. At June 30, 1999, borrowings outstanding under the acquisition and revolving credit facilities were $50.0 million and $43.0 million, respectively. At June 30, 1999, borrowings under the acquisition loan facility equaled the maximum amount available for the facility. Availability under the revolving credit facility at June 30, 1999 was approximately $15.0 million.

The variable rate of interest on the term loan facility at June 30, 1999 was effectively 8.06% compared to 7.88% at March 31, 1999 and 8.50% at September 30, 1998. The term loan rate of 8.06% is fixed until December 10, 1999. The weighted average variable rate of interest on the revolving credit facility during the third quarter fiscal 1999 was 7.70%, and the combined rate at June 30, 1999 was 7.77% compared to 7.57% at March 31, 1999 and 9.00% at September 30, 1998. The weighted average variable rate of interest on the acquisition loan facility during the third quarter fiscal 1999 was 7.40%, and the combined rate at June 30, 1999 was 7.42% compared to 7.31% at March 31, 1999. The changes in the rates of interest at the period ended dates indicated above reflect the movement in short term market rates of interest. All of the above noted rates of interest include applicable margins.

MEDIQ/PRN modified its $325.0 million credit agreement with BNP. This modification reduced the borrowing capacity under the acquisition loan facility from $75.0 million to $50.0 million and established a subfacility B under the revolving credit facility with a borrowing capacity and availability of $25.0 million. MEDIQ/PRN utilized all of the $25.0 million borrowing capacity under subfacility B to fund the HTD acquisition. MEDIQ/PRN was charged a fee of approximately $1.0 million by BNP to effect the modification. Borrowings outstanding under subfacility B are subject to variable rates of interest. Principal amounts outstanding on November 30, 1999 under subfacility B will amortize quarterly starting March 31, 2000 in increasing increments as scheduled in the modified credit agreement. Any remaining principal balance is due on the facility's termination date of June 30, 2004.

The Company expects to grow both internally and through acquisitions and, therefore, continues to investigate potential acquisition opportunities. It is likely that the Company, to consummate any future significant acquisitions, will incur additional indebtedness, thereby adding to the existing debt service requirements. The Company expects that ensuing cash flows generated from any acquisitions consummated will be sufficient to cover additional debt service, that total Company leverage will decrease and that the acquisitions will provide additional shareholder value. However, no assurance can be given that any acquisitions will be consummated, or if consummated will meet the Company's expectations.

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

A significant portion of the Company's revenues and operating income is directly related to the Company's ability to rent its equipment. Should a material portion of such equipment not be Year 2000 compliant and, therefore, not suitable for its designed purpose, there could be a material adverse effect on the Company's results of operations. The Company believes that support surfaces rental equipment that has been manufactured by the Company is fully Year 2000 compliant. The Company has been conducting formal communications with the equipment manufacturers for products the Company maintains in its inventory to determine the extent to which the Company's purchased rental equipment may be vulnerable to Year 2000 issues. To date, approximately 97% of the equipment manufacturers have responded to the Company's requests. As of June 30, 1999, based on the responses received from manufacturers of the related equipment, approximately 87% of the Company's rental fleet is fully Year 2000 compliant, as represented by the manufacturers. The Company has relied on representations made by the manufacturers. An internal evaluation of Year 2000 compliance was made on some of the equipment for which the Company could not locate the manufacturers. This evaluation concluded that an additional 4% of the rental fleet is Year 2000 compliant, making 91% the total amount of rental equipment that is Year 2000 compliant. For manufacturers that have not yet responded, the Company has a formal follow up plan that is currently being executed. The Company expects to complete the evaluation process of its rental fleet by September 30, 1999. To date, based on responses from the equipment manufacturers and its internal evaluation, the Company believes it would need to spend approximately $4.0 million to bring its entire rental fleet into Year 2000 compliance. The Company may decide not to modify its entire rental fleet. Such decision will be based on yet to be determined anticipated utilization of compliant equipment. This determination would impact the amount expended on modifications and the timing of completion thereof. Currently, the Company is not able to estimate the costs associated with Year 2000 issues for rental equipment whose manufacturers have not yet replied. Percentages and anticipated timetables mentioned above have been adjusted from those contained in previous disclosures to conform to the pace of compliance efforts of certain suppliers to the Company and as a result of other compliance efforts performed thus far, and due to additional equipment obtained by the Company in recent acquisitions. The status of compliance is subject to further adjustment in accordance with future changing circumstances that cannot now be reliably known or anticipated.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no changes during the three and nine months ended June 30, 1999 in the way the Company manages its interest rate risk. Also, there were no material amounts associated with the Company's interest rate swap and collar instruments during the nine months fiscal 1999.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                           Quarter Ended June 30, 1999

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As reported in the Company's most recent Form 10-K, the Company filed a complaint against Siemens Medical Systems, Inc. ("Siemens") in connection with Siemens' attempted termination of a distribution agreement between the parties. Siemens filed a motion to dismiss the complaint, which was denied. Discovery has not yet commenced.

On July 8, 1999, SizeWise Rentals, Inc. ("SizeWise") filed a suit against the Company in the United States District Court, District of Kansas. The suit is in connection with the purported termination by SizeWise of a rental arrangement with the Company due to an alleged breach of the arrangement by the Company. The complaint seeks a declaratory judgment and damages. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend this case. Based on the information currently available, the Company believes that resolution of the suit will not have a material adverse effect on the operations or financial condition of the Company.

Item 2. Changes in Securities

On June 15, 1999, the Company issued (i) 44,225 shares of Common Stock, par value $.01 per share, (ii) 513,548 shares of Series A 13.0% Cumulative Compounding Preferred Stock, par value $.01 per share, (iii) 146,303 shares of Series B 13.25% Cumulative Compounding Perpetual Preferred Stock, par value $.01 per share, and (iv) 264,438 shares of Series C 13.5% Cumulative Compounding Preferred Stock, par value $.01 per share to PENMAN Private Equity and Mezzanine Fund, L.P. ("PENMAN"). The shares of the Company were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933 in exchange for 1,218,763 shares of common stock of HTD owned by PENMAN in connection with the acquisition of HTD by the Company through MEDIQ/PRN.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

27       Financial Data Schedule appears on page 17.

(b)      Reports on Form 8-K

     The Company filed the following report on Form 8-K during the quarter ended June 30, 1999:

         Date of Earliest Event Requiring a Report: June 15, 1999 Date of Filing: June 28, 1999
         Items Reported:  Item 2 and Item 7
         Subject: Acquisition of HTD by MEDIQ/PRN.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                           Quarter Ended June 30, 1999

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                    MEDIQ Incorporated
                                    ------------------
                                        (Registrant)



August 16, 1999                     /s/ Jay M. Kaplan
---------------                     -----------------
     (Date)                         Jay M. Kaplan
                                    Senior Vice President-Finance,
                                    Treasurer and Chief Financial Officer