Form 10-Q/A
period 1998-12-31
MEDIQ INC
filed 2000-07-20
CIK 350920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------


                                   FORM 10-Q/A

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

For the quarter ended: December 31, 1998          Commission File Number: 1-8147
                       -----------------                                  ------

                               MEDIQ Incorporated
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                         51-0219413
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

One MEDIQ Plaza, Pennsauken, New Jersey                             08110
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (856) 662-3200
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements
for the past 90 days. YES  X   NO ____
                          ---

At February 2, 1999, there were outstanding 1,074,823 shares of Common Stock, par value $.01.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                         Quarter Ended December 31, 1998

                                      INDEX

                                                                                      Page
                                                                                     Number
                                                                                     ------
Introductory Statement                                                                  3

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations-                               4
         Three Months Ended December 31, 1998 and 1997

         Condensed Consolidated Balance Sheets-                                         5
         December 31, 1998 and September 30, 1998

         Condensed Consolidated Statements of Cash Flows-                               6
         Three Months Ended December 31, 1998 and 1997

         Notes to Condensed Consolidated Financial   Statements                     7 - 8

  Item 2.  Management's Discussion and Analysis of                                 9 - 12
             Financial Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  12

PART II.  OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                                   13

  Item 6.  Exhibits and Reports on Form 8-K                                            13


                       MEDIQ INCORPORATED AND SUBSIDIARIES
                         Quarter Ended December 31, 1998


                             Introductory Statement

This Form 10-Q/A is filed to amend the Form 10-Q for the quarter ended December 31, 1998 as filed on February 16, 1999. The purpose of this amended filing is to restate certain amounts within the financial statements and to conform applicable portions of Management's Discussion and Analysis of Financial Condition and Results of Operations and amounts within the Financial Data Schedule to the restated amounts. The effects of the restatement to the financial statements are more fully described in Note B of the Notes to Condensed Consolidated Financial Statements. All disclosures herein are as of the date of the original filing except as amended for the effects of the restatements.





                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                 Three Months Ended
                                                                    December 31,
                                                                1998              1997
                                                              --------          --------
                                                          (as restated,
                                                           see Note B)
Revenues:
  Rental                                                      $ 39,635          $ 33,395
  Sales                                                          8,591             6,694
  Other                                                          2,672             2,481
                                                              --------          --------
                                                                50,898            42,570

Expenses of Operations:
  Cost of sales                                                  6,444             5,491
  Operating                                                     17,349            14,446
  Selling                                                        6,974             3,619
  General and administrative                                     6,449             4,871
  Depreciation and amortization                                  9,919             8,292
                                                              --------          --------
                                                                47,135            36,719
                                                              --------          --------

Operating Income                                                 3,763             5,851

Other (Charges) and Credits:
  Interest expense                                             (13,257)           (3,657)
  Other-net                                                        106               228
                                                              --------          --------

(Loss) Income before Income Taxes                               (9,388)            2,422
Income Tax (Benefit) Expense                                    (3,214)            1,089
                                                                ------          --------

Net (Loss) Income                                               (6,174)            1,333
Dividends on Preferred Stock                                    (4,611)               --
                                                              --------          --------

Net (Loss) Attributable to/Income Available for
  Common Shareholders                                         $(10,785)         $  1,333
                                                              ========          ========

Basic and Diluted (Loss) Earnings per Share:
  Net (loss) attributable to/income available for
    common shareholders                                       $ (10.03)         $    .05
                                                              ========          ========

Weighted Average Number of Common Shares Outstanding:
  Basic                                                          1,075            25,613
                                                              ========          ========
  Diluted                                                        1,075            26,556
                                                              ========          ========

            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                            December 31,         September 30,
                                                                               1998                  1998
                                                                            -----------          ------------
                                                                            (Unaudited)         (See note below)
                                                                           (as restated,
                                                                            see Note B)
                                            Assets
Current Assets:
  Cash                                                                      $   1,466              $   2,411
  Accounts receivable (net of allowance of $13,362 and
    $11,432, respectively)                                                     59,513                 52,659
  Inventories                                                                  22,906                 21,820
  Other current assets                                                         12,648                  9,923
                                                                            ---------              ---------
         Total Current Assets                                                  96,533                 86,813

Property, Plant and Equipment (net of accumulated depreciation
  and amortization of $163,689 and $155,749, respectively)                    100,946                103,917
Goodwill (net of accumulated amortization of $18,012 and
  $16,658, respectively)                                                       93,224                 91,121
Deferred Financing Costs (net of accumulated amortization
  of $1,425 and $862, respectively)                                            19,691                 20,013
Other Assets                                                                    7,585                  7,354
                                                                            ---------              ---------

Total Assets                                                                $ 317,979              $ 309,218
                                                                            =========              =========

                           Liabilities and Stockholders' Deficiency
Current Liabilities:
  Accounts payable                                                          $  12,814              $  14,152
  Accrued expenses                                                             15,280                 20,569
  Other current liabilities                                                       233                    281
  Current portion of long term debt                                             2,259                  2,037
                                                                            ---------              ---------
         Total Current Liabilities                                             30,586                 37,039

Senior Debt                                                                   302,271                277,490
Subordinated Debt                                                             190,514                190,514
Deferred Income Taxes                                                          10,805                 14,019
Other Liabilities                                                               3,303                  2,472
Mandatorily Redeemable Preferred Stock                                        116,638                113,037
Stockholders' Deficiency                                                     (336,138)              (325,353)
                                                                            ---------              ---------

Total Liabilities and Stockholders' Deficiency                              $ 317,979              $ 309,218
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

            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                   Three Months Ended December 31,
                                                                                      1998                 1997
                                                                                   ---------            ----------

                                                                                (as restated,
                                                                                 see Note B)
Cash Flows From Operating Activities

Net (loss) income                                                                  $ (6,174)             $  1,333
Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities                                         (7,467)                 (118)
                                                                                   ---------              --------
Net cash (used in) provided by operating activities                                 (13,641)                1,215

Cash Flows From Investing Activities

Purchases of equipment                                                               (4,396)               (8,280)
Acquisitions                                                                         (5,000)                   --
Collection of notes receivable                                                           --                 2,012
Other                                                                                  (230)                  275
                                                                                   --------              --------
Net cash used in investing activities                                                (9,626)               (5,993)

Cash Flows From Financing Activities

Borrowings                                                                           23,000                 8,000
Debt repayments                                                                        (437)               (2,034)
Deferred financing fees                                                                (241)                   --
Other                                                                                    --                   130
                                                                                   --------              --------
Net cash provided by financing activities                                            22,322                 6,096
                                                                                   --------              --------

(Decrease) increase in cash                                                            (945)                1,318
Cash:
  Beginning balance                                                                   2,411                 3,639
                                                                                   --------              --------
  Ending balance                                                                   $  1,466              $  4,957
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

Note B - Restatement

Subsequent to the issuance of the financial statements for the three month period ended December 31, 1998, the Company performed an extensive review of the adequacy of the reserves for doubtful accounts. The Company also reviewed the capitalization of accessories for its medical equipment. As a result of these reviews, the Company determined that certain adjustments should have been made. These adjustments resulted in an increase in the net loss attributable to shareholders by $1.6 million, net of tax of $.8 million, or $1.49 per share. The restatement on a pretax basis consisted of charges of $2.0 million in additional provisions for doubtful accounts and $.4 million for the write off of accessory costs previously capitalized. Additional restatement effects on the financial statements were: statement of operations - rental revenues reduced by $1.6 million, operating expenses increased by $.8 million; balance sheet - allowance for doubtful accounts increased and accounts receivable decreased by $2.0 million, property, plant and equipment decreased by $.4 million, deferred income tax liability decreased by $.8 million.

Note C - Inventory
                                         December 31,              September 30,
                                            1998                       1998
                                         ------------              -------------
                                                       (in thousands)
         Raw materials                    $  2,696                   $  2,791
         Finished goods                     20,210                     19,029
                                          --------                   --------
                                          $ 22,906                   $ 21,820
                                          ========                   ========

Note D - Earnings Per Share

Options and warrants outstanding during the current fiscal year period to purchase shares of the Company's Common Stock of 51,611 and 91,209, respectively, were excluded from the computation of diluted earnings per share ("EPS") for the three months ended December 31, 1998 because they were antidilutive. The weighted average number of common shares outstanding for diluted EPS for the three months ended December 31, 1997 included 943,000 incremental shares for the assumed exercise of stock options outstanding during that period. The disparity in per share amounts for the respective periods presented in the Condensed Consolidated Statements of Operations was attributable to the Company's recapitalization in connection with its merger that occurred on May 29, 1998.

Note E - Stock Options

On October 1, 1998, the Company's Board of Directors adopted a stock option plan ("Plan"). Participants in the Plan are selected employees. The Plan authorized the issuance of options for 61,543 shares of the Company's Common Stock. During the three months ended December 31, 1998, 51,611 options were issued with an exercise price of $10.00 per share. Options under the Plan have an exercise price equal to the fair market value of the underlying Common Stock at the date the option is issued, expire on October 1, 2008 and vest over four years in accordance with a formula defined in the Plan. Options issued under the Plan have been accounted for using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost was recognized.

Note F - Long Term Debt

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

Note G - Acquisitions

The Company purchased the assets of one business in November 1998 and acquired individually two separate businesses, one each in January and February 1999. The aggregate purchase price and associated goodwill were $32.5 million and $24.4 million, respectively. The assets and businesses acquired primarily relate to medical equipment and support surface rentals. The acquisitions were accounted for by the purchase method and, accordingly, the purchase prices were allocated to the assets acquired based on their estimated fair values on the dates of purchase. The aggregate excess of purchase prices over estimated fair values of net assets acquired was recorded as goodwill amortizable on a straight line basis over 20 years. Operations of the acquired assets and businesses were included in the Company's results of operations from the respective acquisition dates. Proforma results of operations of the Company giving effect to the acquisitions are not presented because the acquisitions in the aggregate were not material.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The following discussion addresses the financial condition of the Company as of December 31, 1998 and results of operations for the three month periods ended December 31, 1998 and 1997, and addresses other circumstances through, or that could be reasonably expected at, February 16, 1999. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and financial statement sections of the Company's Annual Report on Form 10-K for the year ended September 30, 1998. This discussion has been revised to conform to the restatements discussed in Note B of the Notes to Condensed Consolidated Financial Statements.

The following information contains forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Unless otherwise specified, the forward looking statements contained herein were made at February 16, 1999. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations as existed, or that could be reasonably expected, at February 16, 1999, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on these forward looking statements, which only address the circumstances that existed, or that could be reasonably expected, at February 16, 1999.

Seasonality

In the past, the Company's rentals have been somewhat seasonal, with demand historically peaking during periods of increased hospital census, which generally occur in the winter months during the Company's second fiscal quarter.

Restatement of Quarterly Financial Information

Subsequent to the issuance of the financial statements for the three month period ended December 31, 1998, the Company performed an extensive review of the adequacy of the reserves for doubtful accounts. The Company also reviewed the capitalization of accessories for its medical equipment. As a result of these reviews, the Company determined that certain adjustments should have been made. These adjustments resulted in an increase in the net loss attributable to shareholders by $1.6 million, net of tax of $.8 million, or $1.49 per share. The restatement on a pretax basis consisted of charges of $2.0 million in additional provisions for doubtful accounts and $.4 million for the write off of accessory costs previously capitalized. Additional restatement effects on the financial statements were: statement of operations - rental revenues reduced by $1.6 million, operating expenses increased by $.8 million; balance sheet - allowance for doubtful accounts increased and accounts receivable decreased by $2.0 million, property, plant and equipment decreased by $.4 million, deferred income tax liability decreased by $.8 million.

Results of Operations

Total revenues for the first quarter fiscal 1999 were $50.9 million compared to $42.6 million for the first quarter fiscal 1998, an increase of 19.6% or $8.3 million. This revenue growth was attributed to an increase in rental revenues of 18.7%, or $6.2 million, an increase in sales of 28.3%, or $1.9 million, and an increase in other revenues of 7.7%, or $.2 million. The net increase in rental revenues was primarily related to incremental revenues from acquisitions made since May 1998 of businesses specializing in rentals of support surfaces. Rentals of support surfaces increased by $8.6 million to $11.1 million principally due to acquisitions, partially offset by increased charges for reserves for doubtful accounts. Rentals of medical equipment decreased for the first quarter fiscal 1999 by $2.4 million, or 7.8%, to $28.5 million principally as a result of increased charges for reserves for doubtful accounts, pricing concessions granted to a large national account and decreased volume with the Company's largest revenue share arrangement, partially offset by increased volume of 1.6% in total average units on rent and increased revenues from other revenue share arrangements. The Company's largest revenue share arrangement is scheduled to terminate in June 1999. The Company experienced pricing pressures as a result of increased competition from other rental providers, and expects this pressure to continue for the remainder of fiscal 1999. The increase in sales resulted from increased sales of parts and disposables of $.9 million, or 17.6%, due to greater volume provided by product expansion and increased sales of equipment of $.9 million, or 81.8%.

The Company completed one acquisition in November 1998 and two acquisitions in the second quarter fiscal 1999 that are expected to contribute combined annual revenues of approximately $11.0 million, based on the most recent annual revenues available for each acquisition.

Cost of sales increased $1.0 million, or 17.4%, and was directly related to increased sales. The profit margin on sales improved to 25.0% in the first quarter fiscal 1999 compared to 18.0% in the first quarter fiscal 1998, reflecting more sales of higher margin support surfaces. Selling expense increased $3.4 million due to increased sales support on a national basis for the Company's expanded support surfaces business. Operating and general and administrative expenses are viewed together because each covers a broad spectrum of expenses that crosses functions within the Company. These expenses increased in the current year by $4.5 million, or 23.2%. This increase was primarily due to: (i) increased infrastructure and employee costs associated with larger and expanded operations connected with the growth in the business; (ii) increased service and repair and maintenance requirements associated with a larger and expanded equipment and product inventory; (iii) additional occupancy costs associated with 17 new branch offices opened since May 1998 related to the expanded support surfaces business; (iv) $.2 million for management fees initiated in May 1998; (v) increased provisions for bad debts of $.5 million; and (vi) write off of accessory costs of $.4 million. Depreciation and amortization increased by $1.6 million, or 19.6%, due to added equipment purchased and obtained in acquisitions and increased amortization of goodwill due to additional amounts incurred in acquisitions made since May 1998.

Interest expense increased by $9.6 million, or 262.5%, in the first quarter fiscal 1999 compared to the first quarter fiscal 1998 principally due to the substantially higher level of debt incurred in connection with the Company's merger and its acquisitions.

An income tax benefit of $3.2 million was associated with the pretax loss in the first quarter fiscal 1999 compared to the income tax expense of $1.1 million associated with the pretax income in the first quarter fiscal 1998. The effective income tax rate of 34.2% was lower for the first quarter fiscal 1999 compared to the first quarter fiscal 1998 of 45.0% because no state income tax benefit was recognized on the fiscal 1999 pretax loss compared to state income tax expense recognized on the fiscal 1998 pretax income.

Dividends on preferred stock were $4.6 million in the first quarter fiscal 1999 compared to none in the first quarter fiscal 1998, reflecting accreted dividends on the three cumulative preferred stock series issued in connection with the Company's recapitalization in May 1998.

There was a net loss attributable to common shareholders of $10.8 million for the first quarter fiscal 1999 compared to net income available for common shareholders of $1.3 million for the first quarter fiscal 1998. The Company expects that it will continue to report a loss for the foreseeable future due to the substantial interest and noncash preferred stock dividend requirements combined with noncash depreciation and amortization expected to be incurred in the future. The disparity in the weighted average number of common shares used in the (loss) earnings per share computations resulted from the Company's merger and recapitalization in May 1998.

Liquidity and Capital Resources

Net cash used in operating activities in the first quarter fiscal 1999 was $13.6 million compared to cash provided by operating activities of $1.2 million in the first quarter fiscal 1998. The cash used in the first quarter fiscal 1999 was primarily for interest payments of $15.2 million during the period, which included a scheduled semi-annual interest payment for the Company's 11% Senior Subordinated Notes Due 2008 of $10.6 million.

     The Company used $23.0 million of its revolving credit facility to meet the interest payments noted above, fund purchases of equipment of $4.4 million, for working capital and to provide for other general corporate purposes during the first quarter fiscal 1999. Availability under the revolving credit facility at December 31, 1998 was $6.8 million. As of December 31, 1998, the Company had availability under its acquisition facility of $50.0 million. In the second quarter fiscal 1999, the Company used $27.8 million of the acquisition facility for two acquisitions.

The weighted average interest rate on the term loan facility was 7.88% at December 31, 1998 compared to 8.50% at September 30, 1998, and is fixed at 7.88% until June 10, 1999. The weighted average variable interest rate on the revolving credit facility was 8.15% at December 31, 1998 compared to 9.00% at September 30, 1998.

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

A significant portion of the Company's revenues and operating income are directly related to the Company's ability to rent its equipment. Should a material portion of such equipment not be Year 2000 compliant, there could be a material adverse effect on the Company's results of operations. Support surfaces rental equipment manufactured by the Company are fully Year 2000 compliant. The Company initiated formal communications with the equipment manufacturers for products the Company maintains in its inventory to determine the extent to which the Company's purchased rental equipment may be vulnerable to Year 2000 issues. To date, approximately 95% of the equipment manufacturers have responded to the Company's requests. As of December 31, 1998, based on the responses received by manufacturers of the related equipment, approximately 86% of the Company's rental fleet is fully Year 2000 compliant, as represented by the manufacturers. The Company has no means to validate these representations and must rely on the statements made by the manufacturers. For manufacturers that have not yet responded, the Company has a formal follow up plan in process. The Company expects to complete the evaluation process of its rental fleet by March 31, 1999. To date, based on responses from the equipment manufacturers, the Company believes it will be required to spend approximately $4.0 million to bring its entire rental fleet into Year 2000 compliance. The Company anticipates that all known modifications required to make its entire rental fleet Year 2000 compliant will be completed by September 30, 1999. Currently, the Company is not able to estimate the costs associated with Year 2000 issues for rental equipment whose manufacturers have not yet replied.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes during the three months ended December 31, 1998 in the Company's interest rate risk impacting cash flows or in the way the Company managed this risk.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                         Quarter Ended December 31, 1998


PART II.  OTHER INFORMATION


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In an offering dated October 21, 1998, the Company offered to exchange $140.9 million aggregate principal amount of registered 13% Senior Discount Debentures due 2009 ("Debentures") for all of the then outstanding unregistered Debentures in the same aggregate principal amount. All $140.9 million aggregate principal amount of the Debentures were registered pursuant to a Form S-4 Registration Statement filed with the Securities and Exchange Commission, Registration No. 333-58935, effective October 21, 1998. This registration was made pursuant to a registration rights agreement between the Company and the principal underwriters
- Credit Suisse First Boston, NationsBanc Montgomery Securities LLC and Banque Nationale de Paris - for the initial issuance. The initial issuance of the Debentures was made on May 29, 1998 in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Debentures registered were in the same form and with the same terms and conditions as the unregistered Debentures. The exchange offering terminated November 25, 1998, and all but $20.0 million aggregate principal amount of Debentures offered for exchange were exchanged. The $20.0 million aggregate principal amount not exchanged is subject to subsequent registration in a later exchange offering pursuant to the registration rights agreement referred to earlier. The Company did not receive any proceeds from the exchange offering. Expenses incurred through December 31, 1998 with respect to the exchange offer and registration were estimated at approximately $85 thousand. Such expenses incurred were with third parties unaffiliated with the Company.

The Company registered 140,885 warrants to purchase 91,209 shares of the Company's Common Stock and the 91,209 shares of Common Stock underlying the warrants pursuant to a Form S-1 Registration Statement filed with the Securities and Exchange Commission, Registration No. 333-58933, effective October 22, 1998. This registration was made pursuant to a warrant agreement dated May 29, 1998 between the Company and United States Trust Company of New York, as warrant agent, for the initial issuance. The initial issuance of the warrants had been made as part of units consisting of the Debentures noted above in the same private placement and with the same principal underwriters as that of the Debentures. The Company did not receive any proceeds from the registration. Expenses incurred through December 31, 1998 with respect to the registration were approximately $235 thousand. Such expenses incurred were with third parties unaffiliated with the Company.

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







                                                       MEDIQ Incorporated
                                                   --------------------------
                                                           (Registrant)



July 20, 2000                                      /s/ Kenneth K. Kreider
-------------                                      --------------------------
     (Date)                                        Kenneth K. Kreider
                                                   Senior Vice President and
                                                   Chief Financial Officer