Form 10-Q/A
period 1999-03-31
MEDIQ INC
filed 2000-07-20
CIK 350920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------



                                   FORM 10-Q/A

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

For the quarter ended: March 31, 1999             Commission File Number: 1-8147
                       --------------                                     ------

                               MEDIQ Incorporated
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            51-0219413
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

One MEDIQ Plaza, Pennsauken, New Jersey                            08110
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (856) 662-3200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES X NO
                          ---    ----

As of May 4, 1999, there were outstanding 1,074,823 shares of Common Stock, par value $.01.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended March 31, 1999

                                      INDEX

                                                                                                Page
                                                                                               Number
                                                                                               ------
Introductory Statement                                                                           3

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations-                                        4
         Three and Six Months Ended March 31, 1999 and 1998

         Condensed Consolidated Balance Sheets-                                                  5
         March 31, 1999 and September 30, 1998

         Condensed Consolidated Statements of Cash Flows-                                        6
         Six Months Ended March 31, 1999 and 1998

         Notes to Condensed Consolidated Financial Statements                                7 - 8

  Item 2.  Management's Discussion and Analysis of                                          9 - 12
           Financial Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           12


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                                     13


                       MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended March 31, 1999



                             Introductory Statement

This Form 10-Q/A is filed to amend the Form 10-Q for the quarter ended March 31, 1999 as filed on May 17, 1999. The purpose of this amended filing is to restate certain amounts within the financial statements and to conform applicable portions of Management's Discussion and Analysis of Financial Condition and Results of Operations and amounts within the Financial Data Schedule to the restated amounts. The effects of the restatement to the financial statements are more fully described in Note B of the Notes to Condensed Consolidated Financial Statements. All disclosures herein are as of the date of the original filing except as amended for the effects of the restatements.








                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                 Three Months Ended                  Six Months Ended
                                                                      March 31,                          March 31,
                                                                1999              1998             1999              1998
                                                              --------          --------         --------          --------
                                                              (as restated,                      (as restated,
                                                               see Note B)                        see Note B)
Revenues:
  Rental                                                      $ 42,983          $ 36,599         $ 82,618          $ 69,993
  Sales                                                          7,486             7,285           16,077            13,979
  Other                                                          2,633             2,525            5,305             5,007
                                                              --------          --------         --------          --------
                                                                53,102            46,409          104,000            88,979

Expenses of Operations:
  Cost of sales                                                  5,948             5,779           12,392            11,270
  Operating                                                     18,697            14,003           36,047            28,449
  Selling                                                        6,091             3,938           13,065             7,557
  General and administrative                                     5,926             4,534           12,374             9,348
  Merger charges                                                     -               306                -               363
  Depreciation and amortization                                 10,380             8,294           20,298            16,586
                                                              --------          --------         --------          --------
                                                                47,042            36,854           94,176            73,573
                                                              --------          --------         --------          --------

Operating Income                                                 6,060             9,555            9,824            15,406

Other (Charges) and Credits:
  Interest expense                                             (13,555)           (3,578)         (26,812)           (7,235)
  Other-net                                                        286               251              392               479
                                                              --------          --------         --------          --------

(Loss) Income before Income Taxes                               (7,209)            6,228          (16,596)            8,650
Income Tax (Benefit) Expense                                    (2,542)            2,799           (5,756)            3,888
                                                              --------          --------         --------          --------

Net (Loss) Income                                               (4,667)            3,429          (10,840)            4,762
Dividends on Preferred Stock                                    (4,486)               --           (9,098)               --
                                                              --------          --------         --------          --------

Net (Loss) Attributable to/Income Available
  for Common Shareholders                                     $ (9,153)         $  3,429         $(19,938)         $  4,762
                                                              ========          ========         ========          ========

Basic Per Share Amount:
  Net (loss) attributable to/income available for
    common shareholders                                       $  (8.51)         $    .13         $ (18.55)         $    .19
                                                              ========          ========         ========          ========

Diluted Per Share Amount:
  Net (loss) attributable to/income available for
    common shareholders                                       $  (8.51)         $    .13         $ (18.55)         $    .18
                                                              ========          ========         ========          ========

Weighted Average Number of Common Shares Outstanding:
  Basic                                                          1,075            25,635            1,075            25,624
                                                              ========          ========         ========          ========
  Diluted                                                        1,075            26,455            1,075            26,358
                                                              ========          ========         ========          ========

            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                             March 31,           September 30,
                                                                               1999                  1998
                                                                            ----------           ------------
                                                                            (Unaudited)        (See note below)
                                                                           (as restated,
                                                                            see Note B)
                                            Assets
Current Assets:
  Cash                                                                      $  2,761               $  2,411
  Accounts receivable (net of allowance of $15,992 and
    $11,432, respectively)                                                    57,973                 52,659
  Inventories                                                                 22,258                 21,820
  Other current assets                                                        11,100                  9,923
                                                                            --------               --------
         Total Current Assets                                                 94,092                 86,813

Property, Plant and Equipment (net of accumulated depreciation
  and amortization of $172,009 and $155,749, respectively)                   103,786                103,917
Goodwill (net of accumulated amortization of
  $19,349 and $16,658, respectively)                                         115,923                 91,121
Deferred Financing Costs (net of accumulated amortization
  of $2,040 and $862, respectively)                                           19,154                 20,013
Other Assets                                                                   7,848                  7,354
                                                                            --------               --------

Total Assets                                                                $340,803               $309,218
                                                                            ========               ========

                           Liabilities and Stockholders' Deficiency
Current Liabilities:
  Accounts payable                                                          $ 12,399               $ 14,152
  Accrued expenses                                                            20,473                 20,569
  Other current liabilities                                                      212                    281
  Current portion of long term debt                                            2,176                  2,037
                                                                            --------               --------
         Total Current Liabilities                                            35,260                 37,039

Senior Debt                                                                  327,765                277,490
Subordinated Debt                                                            190,514                190,514
Deferred Income Taxes                                                          8,263                 14,019
Other Liabilities                                                              4,145                  2,472
Mandatorily Redeemable Preferred Stock                                       120,147                113,037
Stockholders' Deficiency                                                    (345,291)              (325,353)
                                                                            --------               --------

Total Liabilities and Stockholders' Deficiency                              $340,803               $309,218
                                                                            ========               ========

Note: The balance sheet at September 30, 1998 has been condensed from the audited financial statements at that date.


            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                      Six Months Ended March 31,
                                                                                      1999                 1998
                                                                                   ---------            ----------
                                                                                 (as restated,
                                                                                  see Note B)

Cash Flows From Operating Activities

Net (loss) income                                                                  $(10,840)             $  4,762
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities                                                   11,865                 9,969
                                                                                   --------              --------
Net cash provided by operating activities                                             1,025                14,731

Cash Flows From Investing Activities

Purchases of equipment                                                              (13,345)              (15,275)
Acquisitions                                                                        (32,641)                   --
Collection of notes receivable                                                           --                 2,250
Other                                                                                   468                   384
                                                                                   --------              --------
Net cash used in investing activities                                               (45,518)              (12,641)

Cash Flows From Financing Activities

Borrowings                                                                           46,300                11,000
Debt repayments                                                                      (1,138)              (12,934)
Other                                                                                  (319)                  130
                                                                                   --------              --------
Net cash provided by (used in) financing activities                                  44,843                (1,804)
                                                                                   --------              --------

Increase in cash                                                                        350                   286
Cash:
  Beginning balance                                                                   2,411                 3,639
                                                                                   --------              --------
  Ending balance                                                                   $  2,761              $  3,925
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

Note B - Restatement

Subsequent to the issuance of the financial statements for the periods ended March 31, 1999, the Company performed an extensive review of the adequacy of the reserves for doubtful accounts. The Company also reviewed the capitalization of accessories for its medical equipment. As a result of these reviews, the Company determined that certain adjustments should have been made. These adjustments in the aggregate for the three and six month periods ended March 31, 1999, respectively, increased the net loss attributable to common shareholders by $5.1 million, net of tax of $2.7 million, or $4.71 per share and $6.7 million, net of tax of $3.6 million, or $6.21 per share. The restatement on a pretax basis for the respective periods consisted of charges of $6.8 million and $8.9 million in additional provisions for doubtful accounts and $1.0 million and $1.4 million for the write off of accessory costs previously capitalized. Additional restatement effects on the financial statements were: statement of operations for the three and six month periods ended March 31, 1999, respectively - rental revenues reduced by $3.0 million and $4.5 million, operating expenses increased by $4.8 million and $5.8 million; balance sheet at March 31, 1999 - allowance for doubtful accounts increased and accounts receivable decreased by $8.9 million, property, plant and equipment decreased by $1.4 million, deferred income tax liability decreased by $3.6 million.

Note C - Inventory
                                         March 31,                September 30,
                                           1999                       1998
                                         ---------                -------------
                                                     (in thousands)
         Raw materials                   $  1,716                    $  2,791
         Finished goods                    20,542                      19,029
                                         --------                   ---------
                                         $ 22,258                    $ 21,820
                                         ========                    ========


Note D - (Loss) Earnings Per Share

Options and warrants to purchase shares of the Company's Common Stock were excluded from the computation of diluted earnings per share ("EPS") for the three and six months ended March 31, 1999 because they were antidilutive. The number of options and warrants outstanding at March 31, 1999 were 51,557 and

91,209, respectively. The weighted average number of common shares outstanding for diluted EPS for the three and six months ended March 31, 1998 included 820,000 and 734,000, respectively, incremental shares for the assumed exercise of stock options outstanding during the respective periods. The disparity in per share amounts for the respective periods presented in the Condensed Consolidated Statements of Operations was attributable to the Company's recapitalization in connection with its merger that occurred on May 29, 1998.

Note E - Long Term Debt

On January 31, 1999, the Company borrowed $27.8 million under its acquisition facility to fund two acquisitions. (see Note F) The weighted average variable interest rate incurred on this borrowing during the three months ended March 31, 1999 was 7.61%, and the rate at March 31, 1999 was 7.31%.

Note F - Acquisitions

The Company purchased the assets of one business in the first quarter and acquired two businesses in the second quarter of fiscal 1999. The aggregate purchase price and associated goodwill were $32.5 million and $24.4 million, respectively. The assets and businesses acquired principally relate to medical equipment and support surface rentals. The acquisitions were accounted for by the purchase method and, accordingly, the purchase prices were allocated to the assets acquired based on their estimated fair values on the dates of purchase. The aggregate excess of purchase prices over estimated fair values of net assets acquired was recorded as goodwill amortizable on a straight line basis over 20 years. Operations of the acquired assets and businesses have been included in the Company's results of operations from the respective acquisition dates. Proforma results of operations of the Company giving effect to the acquisitions are not presented because the acquisitions in the aggregate were not material.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The following discussion addresses the financial condition of the Company as of March 31, 1999 and results of operations for the three and six month periods ended March 31, 1999 and 1998, and addresses other circumstances through, or that could be reasonably expected at, May 17, 1999. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and financial statement sections of the Company's Annual Report on Form 10-K for the year ended September 30, 1998. This discussion has been revised to conform to the restatements discussed in Note B of the Notes to Condensed Consolidated Financial Statements.

The following information contains forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Unless otherwise specified, the forward looking statements contained herein were made at May 17, 1999. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations as existed, or that could be reasonably expected, at May 17, 1999, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on these forward looking statements, which only address the circumstances that existed, or that could be reasonably expected, at May 17, 1999.

Seasonality

In the past, the Company's rentals have been somewhat seasonal, with demand historically peaking during periods of increased hospital census, which generally occur in the winter months during the Company's second fiscal quarter.

Restatement of Quarterly Financial Information

Subsequent to the issuance of the financial statements for the periods ended March 31, 1999, the Company performed an extensive review of the adequacy of the reserves for doubtful accounts. The Company also reviewed the capitalization of accessories for its medical equipment. As a result of these reviews, the Company determined that certain adjustments should have been made. These adjustments in the aggregate for the three and six month periods ended March 31, 1999, respectively, increased the net loss attributable to common shareholders by $5.1 million, net of tax of $2.7 million, or $4.71 per share and $6.7 million, net of tax of $3.6 million, or $6.21 per share. The restatement on a pretax basis for the respective periods consisted of charges of $6.8 million and $8.9 million in additional provisions for doubtful accounts and $1.0 million and $1.4 million for the write off of accessory costs previously capitalized. Additional restatement effects on the financial statements were: statement of operations for the three and six month periods ended March 31, 1999, respectively - rental revenues reduced by $3.0 million and $4.5 million, operating expenses increased by $4.8 million and $5.8 million; balance sheet at March 31, 1999 - allowance for doubtful accounts increased and accounts receivable decreased by $8.9 million, property, plant and equipment decreased by $1.4 million, deferred income tax liability decreased by $3.6 million.

Results of Operations

Fiscal 1999 Compared to Fiscal 1998

Total revenues increased in the three months and six months ended March 31, 1999 by $6.7 million, or 14.4%, and $15.0 million, or 16.9%, respectively. These increases were attributed to increases in rental revenues of $6.4 million, or 17.4%, and $12.6 million, or 18.0%. The increases in rentals were primarily related to incremental revenues from acquisitions made since May 1998 of four businesses specializing in rentals of support surfaces and one business specializing in rentals of both medical equipment and support surfaces. Rentals of support surfaces increased by $8.0 million in the three months to $10.5 million and $16.6 million in the six months ended to $21.6 million principally due to acquisitions, partially offset by increased charges for reserves for doubtful accounts. Rentals of medical equipment decreased by $1.6 million in the three months to $32.5 million and $4.0 million in the six months ended to $61.0 million principally as a result of increased charges for reserves for doubtful accounts, pricing concessions granted to a large national account and decreased volume with the Company's largest revenue share arrangement, partially offset by increased volume of 3.2% and 2.5% in the respective periods in total average units on rent, increased revenues from other revenue share arrangements and incremental revenues from an acquisition. The Company's largest revenue share arrangement is scheduled to terminate in June 1999. The Company experienced pricing pressures as a result of increased competition from other rental providers, and expects this pressure to continue for the remainder of fiscal 1999. The increase in sales for the three and six months ended reflected increased sales of parts and disposables due to greater volume provided by product expansion, and the increase for the six months ended also reflected increased sales of equipment primarily in the first quarter fiscal 1999.

The Company completed two acquisitions in the second quarter and one in the first quarter of fiscal 1999 that are expected to contribute combined annual revenues of approximately $11.0 million, based on the most recent annual revenues available for each acquisition.


The increase in cost of sales in each current year period was consistent with the related increase in sales. The sales margin was 20.5% for the three months ended fiscal 1999 compared to 20.7% for the three months ended fiscal 1998. The sales margin for the six months ended fiscal 1999 was 22.9% compared to 19.4% for the six months ended fiscal 1998, reflecting more sales of equipment in the current year that have higher margins. Selling expenses increased $2.2 million, or 54.7%, in the three months ended and $5.5 million, or 72.9%, in the six months ended. These increases were due to increased sales support on a national basis for the Company's expanded support surfaces business. Operating and general and administrative expenses are viewed together because each covers a broad spectrum of expenses that crosses functions within the Company. These expenses increased by $6.1 million, or 32.8%, in the three months ended and $10.6 million, or 28.1%, in the six months ended. These increases were primarily due to: (i) increased infrastructure and employee costs associated with larger and expanded operations primarily related to the growth in the support surfaces business; (ii) increased service and repair and maintenance requirements associated with a larger and expanded equipment and product inventory; (iii) $.4 million and $.6 million in each respective period for management fees initiated in May 1998; (iv) increased provisions for bad debts of $.9 million and $1.4 million in each respective period; and (v) write off of accessory costs of $1.0 million and 1.4 million in each respective period. Depreciation and amortization increased in the three months by $2.1 million, or 25.2%, and in the six months by $3.7 million, or 22.4%. These increases resulted from additional depreciable equipment purchased and obtained in acquisitions and increased amortization of goodwill due to additional amounts incurred in acquisitions made since May 1998.

Interest expense increased by $10.0 million, or 278.8%, in the three months and $19.6 million, or 270.6%, in the six months principally due to the substantially higher level of debt incurred in connection with the Company's recapitalization and acquisitions. The cash portion of this interest expense was $10.3 million and $20.2 million for the three and six months ended March 31, 1999, respectively. The remaining interest expense represented noncash accretion of the Company's 13% Senior Discount Debentures and amortization of deferred debt issuance costs.

The effective income tax rate for the three months ended March 31, 1999 was 35.3% and 34.7% for the six months ended March 31, 1999, compared to 44.9% in each of the corresponding prior year periods. The rates in the current year periods were lower primarily due to losses for state income tax purposes, whereas there was taxable income for state tax purposes in the prior year periods.

Accreted but unpaid dividends on preferred stock for the three and six months ended March 31, 1999 were $4.5 million and $9.1 million, respectively, compared to none in the corresponding prior year periods. These amounts reflected accretion of dividends on the three cumulative preferred stock series issued in connection with the Company's recapitalization in May 1998.

For the six months ended March 31, 1999, there was a loss attributable to common shareholders of $19.9 million. Due to the amount of cash and noncash interest and preferred stock dividend requirements combined with noncash depreciation and amortization expected to be incurred in the future, it is likely that the

Company will continue to report a net loss attributable to common shareholders for the foreseeable future.

The disparity in the weighted average number of common shares used in the earnings per share computations for each period resulted from the Company's merger and recapitalization in May 1998.

Liquidity and Capital Resources

Net cash provided by operating activities in the six months ended March 31, 1999 was $1.0 million compared to $14.7 million in the six months ended March 31, 1998. This variance was principally due to interest payments in the current year exceeding those in the prior year because of substantially greater amounts of indebtedness outstanding.

The Company used its acquisition facility to fund $27.8 million of acquisitions and its revolving credit facility to fund $4.8 million for acquisitions, certain purchases of equipment and general corporate purposes. At March 31, 1999, borrowings outstanding under the acquisition and revolving credit facilities were $27.8 million and $18.5 million, respectively. At March 31, 1999, availability under the revolving credit facility was $17.7 million and $22.2 million under the acquisition facility. The weighted average interest rate on the term facility at March 31, 1999 was 7.88% compared to 8.50% at September 30, 1998. The term rate became fixed at 7.88% on December 10, 1998 and will remain fixed at this rate until June 10, 1999, at which time the rate will be subject to adjustment. The weighted average variable interest rate on the revolving credit facility incurred in the second quarter of fiscal 1999 was 8.00%, and the rate at March 31, 1999 was 7.57% compared to 8.15% at December 31, 1998 and 9.00% at September 30, 1998. The weighted average variable interest rate on the acquisition facility incurred in the second quarter of fiscal 1999 was 7.61%, and the rate at March 31, 1999 was 7.31%. No amount was outstanding under the acquisition facility until January 31, 1999. Decreases in the current year's weighted average variable interest rates are due to the Company's ability to take partial advantage of incrementally lower LIBOR rates as opposed to more stable higher prime rates.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no changes during the three and six months ended March 31, 1999 in the way the Company managed its interest rate risk. At March 31, 1999, the Company's aggregate weighted average variable interest rate was 7.79% compared to 8.50% at September 30, 1998. The decrease in this rate was due to the Company's ability to take advantage of incrementally lower LIBOR rates concerning its term loan, revolving credit and acquisition loan facilities.

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







                                                    MEDIQ Incorporated
                                                --------------------------
                                                        (Registrant)



July 20, 2000                                   /s/ Kenneth K. Kreider
-------------                                   ---------------------------
     (Date)                                     Kenneth K. Kreider
                                                Senior Vice President
                                                and Chief Financial Officer