Form 10-Q/A
period 1999-06-30
MEDIQ INC
filed 2000-07-20
CIK 350920

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

                                      INDEX

                                                                                      Page
                                                                                     Number
                                                                                     ------
Introductory Statement                                                                  3

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations-                               4
         Three and Nine Months Ended June 30, 1999 and 1998

         Condensed Consolidated Balance Sheets-                                         5
         June 30, 1999 and September 30, 1998

         Condensed Consolidated Statements of Cash Flows-                               6
         Nine Months Ended June 30, 1999 and 1998

         Notes to Condensed Consolidated Financial   Statements                     7 - 9

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                        10 - 14

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  14

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                                           15

  Item 2.  Changes in Securities                                                       15

  Item 6.  Exhibits and Reports on Form 8-K                                            15

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                           Quarter Ended June 30, 1999


                             Introductory Statement

This Form 10-Q/A is filed to amend the Form 10-Q for the quarter ended June 30, 1999 as filed on August 16, 1999. The purpose of this amended filing is to restate certain amounts within the financial statements and applicable footnotes thereto, and to conform applicable portions of Management's Discussion and Analysis of Financial Condition and Results of Operations and amounts within the Financial Data Schedule to the restated amounts. The effects of the restatement to the financial statements are more fully described in Note B of the Notes to Condensed Consolidated Financial Statements. All disclosures herein are as of the date of the original filing except as amended for the effects of the restatements.









                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                 Three Months Ended                  Nine Months Ended
                                                                       June 30,                           June 30,
                                                                1999              1998             1999           1998
                                                              --------          --------         --------       --------
                                                              (as restated,                     (as restated,
                                                               see Note B)                       see Note B)
Revenues:
  Rental                                                      $ 39,670          $ 33,706         $122,288       $103,700
  Sales                                                         12,848             6,692           28,925         20,671
  Other                                                          4,005             2,543            9,311          7,549
                                                              --------          --------         --------       --------
                                                                56,523            42,941          160,524        131,920

Expenses of Operations:
  Cost of sales                                                 10,197             5,455           22,589         16,725
  Operating                                                     19,592            14,415           55,638         42,864
  Selling                                                        7,062             3,912           20,128         11,469
  General and administrative                                     6,005             5,186           18,380         14,534
  Merger charges                                                    --            34,204               --         34,567
  Depreciation and amortization                                 11,301            15,064           31,600         31,650
                                                              --------          --------         --------       --------
                                                                54,157            78,236          148,335        151,809
                                                              --------          --------         --------       --------

Operating Income (Loss)                                          2,366           (35,295)          12,189        (19,889)

Other (Charges) and Credits:
  Interest expense                                             (13,956)           (7,098)         (40,768)       (14,333)
  Other-net                                                         72               235              465            714
                                                              --------          --------         ---------      --------

Loss from Continuing Operations before
  Income Taxes and Extraordinary Item                          (11,518)          (42,158)         (28,114)       (33,508)
Income Tax Benefit                                              (2,396)          (15,632)          (8,152)       (11,744)
                                                              --------          --------         --------       --------

Loss before Extraordinary Item                                  (9,122)          (26,526)         (19,962)       (21,764)
Extraordinary Item - Early Retirement of Debt
  (net of taxes)                                                    --            (4,098)              --         (4,098)
                                                              --------          --------         --------       --------

Net Loss                                                        (9,122)          (30,624)         (19,962)       (25,862)
Dividends on Preferred Stock                                    (4,802)           (1,600)         (13,900)        (1,600)
                                                              --------          --------         --------       --------

Net Loss Attributable to Common Shareholders                  $(13,924)         $(32,224)        $(33,862)      $(27,462)
                                                              ========          ========         ========       ========

Basic and Diluted Per Share Amount:
  Continuing operations, net of preferred dividends           $ (12.86)         $  (1.68)        $ (31.44)      $  (1.03)
  Extraordinary item                                                --              (.25)              --           (.18)
                                                              --------          --------         --------       --------
  Attributable to common shareholders                         $ (12.86)         $  (1.93)        $ (31.44)      $  (1.21)
                                                              ========          ========         ========       ========

Weighted Average Number of Common Shares Outstanding:
  Basic and Diluted                                              1,083            16,702            1,077         22,650
                                                              ========          ========         ========       ========

            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                             June 30,            September 30,
                                                                               1999                  1998
                                                                            ----------           ------------
                                                                        (Unaudited)             (See note below)
                                                                       (as restated,
                                                                        see Note B)
                                            Assets
Current Assets:
  Cash                                                                      $      --              $   2,411
  Accounts receivable (net of allowance of $17,693 and
    $11,432, respectively)                                                     65,765                 52,659
  Inventories - net                                                            24,751                 21,820
  Other current assets                                                         13,061                  9,923
                                                                            ---------              ---------
         Total Current Assets                                                 103,577                 86,813

Property, Plant and Equipment (net of accumulated depreciation
  and amortization of $180,647 and $155,749, respectively)                    109,017                103,917
Goodwill (net of accumulated amortization of $21,201
  and $16,658, respectively)                                                  153,200                 91,121
Deferred Financing Costs (net of accumulated amortization
  of $2,650 and $862, respectively)                                            19,523                 20,013
Other Assets                                                                   10,354                  7,354
                                                                            ---------              ---------

Total Assets                                                                $ 395,671              $ 309,218
                                                                            =========              =========

                           Liabilities and Stockholders' Deficiency
Current Liabilities:
  Accounts payable                                                          $  20,631              $  14,152
  Accrued expenses                                                             16,535                 20,569
  Other current liabilities                                                     1,147                    281
  Current portion of long term debt                                             8,273                  2,037
                                                                             --------              ---------
         Total Current Liabilities                                             46,586                 37,039

Senior Debt                                                                   371,335                277,490
Subordinated Debt                                                             190,514                190,514
Deferred Income Taxes                                                           7,493                 14,019
Other Liabilities                                                               5,055                  2,472

Mandatorily Redeemable Preferred Stock                                        131,676                113,037

Stockholders' Deficiency                                                     (356,988)              (325,353)
                                                                            ---------              ---------

Total Liabilities and Stockholders' Deficiency                              $ 395,671              $ 309,218
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


            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                     Nine Months Ended June 30,
                                                                                      1999                 1998
                                                                                   ---------            ---------
                                                                                   (as restated,
                                                                                    see Note B)
Cash Flows From Operating Activities

Net loss                                                                           $ (19,962)            $ (25,862)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities                                          26,099                23,943
                                                                                   ---------             ---------
Net cash provided by (used in) operating activities                                    6,137                (1,919)

Cash Flows From Investing Activities

Purchases of equipment                                                               (16,231)              (17,909)
Acquisitions                                                                         (82,947)              (11,032)
Collection of notes receivable                                                            --                 2,250
Other                                                                                    328                   654
                                                                                   ---------             ---------
Net cash used in investing activities                                                (98,850)              (26,037)

Cash Flows From Financing Activities

Borrowings                                                                            93,000               151,499
Debt repayments                                                                       (1,400)             (133,872)
Deferred financing fees                                                               (1,298)              (20,056)
Issuance of subordinated notes                                                            --               190,000
Issuance of common and preferred stocks                                                   --               148,235
Issuance of units                                                                         --                75,000
Repurchases of common and preferred stocks                                                --              (377,416)
Other                                                                                     --                   130
                                                                                   ---------             ---------
Net cash provided by financing activities                                             90,302                33,520
                                                                                   ---------             ---------

(Decrease) increase in cash                                                           (2,411)                5,564
Cash:
  Beginning balance                                                                    2,411                 3,639
                                                                                   ---------             ---------
  Ending balance                                                                   $      --             $   9,203
                                                                                   =========             =========

Noncash investing and financing activity:
  Capital stock issued in an acquisition                                           $  10,000             $      --
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

Note B - Restatement

Subsequent to the issuance of the financial statements for the periods ended June 30, 1999, the Company performed an extensive review of the adequacy of the reserves for doubtful accounts and excess and obsolete inventories. The Company also reviewed the capitalization of accessories for its medical equipment. As a result of these reviews, the Company determined that certain adjustments should have been made. These adjustments in the aggregate for the three and nine month periods ended June 30, 1999, respectively, increased the net loss attributable to common shareholders by $2.9 million, net of tax of $.8 million, or $2.71 per share and $9.6 million, net of tax of $4.4 million, or $8.92 per share. The restatement on a pretax basis for the respective periods consisted of charges of $.5 million and $9.4 million in additional provisions for doubtful accounts, $2.6 million in each period in provisions for excess and obsolete inventories and $.6 million and $2.0 million for the write off of accessory costs previously capitalized. Additional restatement effects on the financial statements were: statement of operations for the three and nine month periods ended June 30, 1999, respectively - rental revenues reduced by $1.9 million and $6.5 million, operating expenses increased by $1.8 million and $7.5 million; balance sheet at June 30, 1999 - allowance for doubtful accounts increased and accounts receivable decreased by $9.4 million, property, plant and equipment decreased by $2.0 million, deferred income tax liability decreased by $4.4 million.


Note C - Inventory

The components of inventory were as follow:

                                                                 June 30,                  September 30,
                                                                    1999                       1998
                                                                 --------                  -------------
                                                                            (in thousands)
         Raw materials                                           $ 1,587                     $  2,791
         Finished goods                                           25,787                       19,703
                                                                 -------                     --------
                                                                  27,374                       22,494
         Reserves for excessive quantities and obsolescence       (2,623)                        (674)
                                                                 -------                     --------
                                                                 $24,751                     $ 21,820
                                                                 =======                     ========

Note D - Per Share Amounts

Warrants to purchase shares of the Company's Common Stock were excluded from the computation of per share amounts for the three and nine months ended June 30, 1999 and 1998 because they were antidilutive in each period. At June 30, 1999 and 1998, the total number of shares of Common Stock underlying the warrants was 91,209. Options to purchase shares of the Company's Common Stock were also excluded from the computation of per share amounts for the three and nine months ended June 30, 1999 because they were antidilutive. The number of options outstanding at June 30, 1999 was 51,853. No options were outstanding at June 30, 1998. The disparity in per share amounts for the respective periods presented in the Condensed Consolidated Statements of Operations was attributable to the Company's recapitalization in connection with its merger that occurred in May 1998.

Note E - Long Term Debt

In May 1999, MEDIQ/PRN Life Support Services, Inc. ("MEDIQ/PRN"), a wholly owned subsidiary of the Company, amended its $325.0 million credit agreement with a consortium of lenders led by Banque Nationale de Paris ("BNP") by reducing the borrowing capacity under the acquisition facility from $75.0 million to $50.0 million and establishing a subfacility B under the revolving credit facility with a borrowing capacity of $25.0 million. Borrowings under subfacility B bear interest at a floating rate based upon, at MEDIQ/PRN's option, (i) the higher of the prime rate of BNP or the Federal funds effective rate plus 0.5%, plus a margin of 1.0% or (ii) the London Interbank Offered Rate, plus a margin of 2.25%. Principal amounts outstanding on November 30, 1999 under subfacility B amortize quarterly starting March 31, 2000 in increasing increments as scheduled in the modified credit agreement. Any remaining principal balance is due on the facility's termination date of June 30, 2004. Other terms and conditions of subfacility B are generally the same as those existing for the acquisition and revolving credit facilities.

In June 1999, MEDIQ/PRN borrowed $22.2 million available under the $50.0 million acquisition facility, $25.0 million under subfacility B and approximately $2.5 million under the revolving credit facility to fund the cash portion of the acquisition of HTD Corporation ("HTD"). (see Note F)

Note F - Acquisitions

On June 15, 1999, the Company, through MEDIQ/PRN, acquired all of the issued and outstanding common stock of HTD and certain of its subsidiaries pursuant to an Agreement and Plan of Merger dated June 14, 1999. Total consideration paid by the Company was estimated at approximately $59.7 million, comprising $49.7 million in cash and an estimated $10.0 million aggregate value of capital stock of the Company. The estimated value per share of the Common Stock was $17.12 and $10.00 for each preferred stock. The value of the capital stock issued in the acquisition is subject to adjustment based on a final appraisal. The capital stock of the Company issued consisted of 44,225 shares of Common Stock, 513,548 shares of Series A 13.0% Cumulative Compounding Preferred Stock ("Series A"), 146,303 shares of Series B 13.25% Cumulative Compounding Perpetual Preferred Stock ("Series B") and 264,438 shares of Series C 13.5% Cumulative Compounding Preferred Stock ("Series C"). HTD specialized in sales of disposable products, rentals of movable medical equipment and biomedical repair services to the acute care, alternate care and home care marketplaces. Following the acquisition, HTD was merged into MEDIQ/PRN. Contemporaneously with the Company's acquisition of HTD, HTD sold to an unrelated third party its subsidiaries not acquired by MEDIQ/PRN.

The acquisition of HTD was accounted for by the purchase method and, accordingly, the estimated cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on May 28, 1999, the effective date of the acquisition for accounting purposes. Accordingly, operations of HTD were included in the Company's results of operations effective May 28, 1999. The excess of the estimated cost over the estimated fair values of net assets acquired of $41.5 million was recorded as goodwill amortizable on a straight line basis over 20 years. The following pro forma financial information presents the consolidated results of operations of the Company as if the acquisition had occurred on October 1 of the respective periods presented. This unaudited pro forma information is presented for comparative purposes only and does not necessarily reflect the results of operations of the Company had the acquisition existed on the prescribed dates.

                                                          Nine Months Ended June 30,
                                                        1999                      1998
                                                     ----------                ----------
                                                                   unaudited
                                                 (in thousands, except per share amounts)

Revenues                                             $208,500                   $173,230
Loss before extraordinary item                        (19,542)                   (23,840)
Loss per share amount                                  (17.46)                     (1.05)
Net loss                                              (19,542)                   (27,938)
Loss per share amount                                  (17.46)                     (1.23)

The initial allocation of the estimated cost of the HTD acquisition and the associated goodwill was estimated based on information available at the date of the acquisition. The final determination and allocation of the acquisition cost is contingent upon findings and valuations not completed at August 16, 1999.

The Company purchased the assets of one business in the first quarter and acquired two businesses in the second quarter of fiscal 1999. The aggregate purchase price and associated goodwill were $32.5 million and $24.4 million, respectively. The assets and businesses acquired principally relate to medical equipment and support surface rentals. The acquisitions were accounted for by the purchase method and, accordingly, the purchase prices were allocated to the assets acquired based on their estimated fair values on the dates of purchase. The aggregate excess of purchase prices over estimated fair values of net assets acquired was recorded as goodwill amortizable on a straight line basis over 20 years. Operations of the acquired assets and businesses have been included in the Company's results of operations from the respective acquisition dates. Pro forma results of operations of the Company giving effect to these acquisitions were not included in the above pro forma presentation because these acquisitions in the aggregate were not material.

Note G - Capital Stock

Including the issuance of capital stock in connection with the acquisition of HTD, the number of shares of capital stock outstanding at June 30, 1999 was:
Common Stock - 1,119,048; Series A Preferred Stock - 8,336,310; Series B Preferred Stock - 3,146,302; and Series C Preferred Stock - 3,264,438. The number of shares outstanding for Series A Preferred Stock has been adjusted in a minor amount to reflect fractional shares that will occur in future exchanges for capital stock that existed prior to the Company's merger in May 1998.

Issued and outstanding warrants in the amount of 140,885 for the purchase of 91,209 shares of the Company's Common Stock became exercisable on May 30, 1999.

Note H - Income Taxes

The estimated annual effective income tax rate for fiscal 1999 was 29.0% at June 30, 1999. This rate is lower than the overall statutory rate for the Company of 40.0% due to estimated nondeductible costs associated with the Company's acquisitions and valuation allowances against net operating losses available for state income taxes. These items lower the tax benefit associated with the expected annual tax loss. The annual effective rate was adjusted in the third quarter from the rate estimated at March 31, 1999 as a result of adjustments in the third quarter for the estimated impacts of increased nondeductible goodwill and other costs related to acquisitions made in fiscal 1999.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The Following discussion addresses the financial condition of the Company as of June 30, 1999 and results of operations for the three and nine months ended June 30, 1999 and 1998, and addresses other circumstances through, or that could be reasonably expected at, August 16, 1999. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and financial statement sections of the Company's Annual Report on Form 10-K for the year ended September 30, 1998. This discussion has been revised to conform to the restatements discussed in Note B of the Notes to Condensed Consolidated Financial Statements.

The following information contains forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Unless otherwise specified, the forward looking statements contained herein were made at August 16, 1999. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations as existed, or that could be reasonably expected, at August 16, 1999, there can be no assurance that actual results will not differ materially from its expectations. Readers are cautioned not to place undue reliance on these forward looking statements, which only address the circumstances that existed, or that could be reasonably expected, at August 16, 1999.

Seasonality

In the past, the Company's rentals have been somewhat seasonal, with demand historically peaking during periods of increased hospital census, which generally occur in the winter months during the Company's second fiscal quarter.

Restatement of Quarterly Financial Information

Subsequent to the issuance of the financial statements for the periods ended June 30, 1999, the Company performed an extensive review of the adequacy of the reserves for doubtful accounts and excess and obsolete inventories. The Company also reviewed the capitalization of accessories for its medical equipment. As a result of these reviews, the Company determined that certain adjustments should have been made. These adjustments in the aggregate for the three and nine month periods ended June 30, 1999, respectively, increased the net loss attributable to common shareholders by $2.9 million, net of tax of $.8 million, or $2.71 per share and $9.6 million, net of tax of $4.4 million, or $8.92 per share. The restatement on a pretax basis for the respective periods consisted of charges of $.5 million and $9.4 million in additional provisions for doubtful accounts, $2.6 million in each period in provisions for excess and obsolete inventories and $.6 million and $2.0 million for the write off of accessory costs previously capitalized. Additional restatement effects on the financial statements were: statement of operations for the three and nine month periods ended June 30, 1999, respectively - rental revenues reduced by $1.9 million and $6.5 million, operating expenses increased by $1.8 million and $7.5 million; balance sheet at June 30, 1999 - allowance for doubtful accounts increased and accounts receivable decreased by $9.4 million, property, plant and equipment decreased by $2.0 million, deferred income tax liability decreased by $4.4 million.

Results of Operations

Fiscal 1999 Compared to Fiscal 1998

Changes for the current year periods are with respect to the corresponding prior year periods unless otherwise indicated.

Total revenues increased in the three months and nine months ended June 30, 1999 by $13.6 million, or 31.6%, and $28.6 million, or 21.7%, respectively. These increases were attributed to increases in rental revenues of $6.0 million, or 17.7%, and $18.6 million, or 17.9%. The increases in rentals were primarily related to incremental revenues from six acquisitions made since May 1998 of businesses specializing in rentals. Rentals of support surfaces increased by $6.4 million in the three months to $10.7 million and $23.0 million in the nine months ended to $32.3 million principally due to acquisitions, partially offset by increased charges for reserves for doubtful accounts. Rentals of medical equipment decreased by $.4 million in the three months to $28.9 million and $4.4 million in the nine months ended to $89.9 million principally as a result of increased charges for reserves for doubtful accounts, pricing concessions granted to a large national account and the termination of the Company's largest revenue share arrangement in June 1999, partially offset by increased volume of 4.6% and 3.2% in the respective periods in total average units on rent, increased revenues from other revenue share arrangements and incremental revenues from acquisitions. The Company experienced pricing pressures as a result of increased competition from other rental providers, and expects this pressure to continue for the remainder of fiscal 1999. The increases in sales and other revenues primarily resulted from the incremental revenues from sales of disposables and biomedical repair services, respectively, provided by the HTD acquisition, and to a lesser extent internal growth.

The Company's acquisitions prior to HTD focused on expanding the Company's rental revenues, principally those for support surfaces. The acquisition of HTD focused on expanding the parts and disposables business while also contributing to increases in medical equipment rental and biomedical repair revenues. The Company anticipates that the HTD acquisition will provide incremental annual revenues of approximately $60.0 million and that the three other acquisitions made by the Company in fiscal 1999 will provide incremental annual revenues of approximately $11.0 million. However, there is no assurance that such annual revenues from any of these acquisitions will materialize.

The increase in cost of sales in each current year period was consistent with the increase in sales in each period. Sales margin was 20.6% and 21.9% in the three and nine months fiscal 1999, respectively, compared to 18.5% and 19.1% in the respective prior year periods. The increased margins resulted from a combination of the higher margins associated with direct sales to customers that had been previously subject to a revenue share arrangement and more higher margin equipment sales in fiscal 1999 than in fiscal 1998. Selling expenses in the three months fiscal 1999 increased $3.2 million, or 80.5%, and in the nine months fiscal 1999 increased $8.7 million, or 75.5%. The increase in each period was due to increased sales support related to the Company's expanded operations for support surfaces and parts and disposables. Operating and general and administrative expenses are viewed together because each covers a broad spectrum of expenses that crosses functions within the Company. These expenses increased by $6.0 million, or 30.6% in the three months ended and $16.7 million, or 29.0%, in the nine months ended. These increases were primarily due to: (i) increased infrastructure and employee costs associated with larger and expanded operations primarily related to the growth in the support surfaces and parts and disposables businesses; (ii) increased service and repair and maintenance requirements associated with a larger and expanded equipment and product inventory; (iii) $.2 million and $.9 million in each respective period for management fees initiated in May 1998; (iv) increased provisions for bad debts of $.6 million and $2.0 million in each respective period; (v) write off of accessory costs of $.6 million and 2.0 million in each respective period; and provisions for excess and obsolete inventories of $2.6 million in each period. Depreciation and amortization decreased in each current year period by $3.8 million and $50 thousand, respectively. Included in each fiscal 1998 period was $6.0 million for the write down of certain under utilized equipment to net realizable value. Otherwise, depreciation and amortization for the current year increased due to additional depreciable equipment purchased and obtained in acquisitions and increased amortization of goodwill due to additional amounts incurred in acquisitions made since May 1998.

Interest expense was $14.0 million and $40.8 million in the three and nine months of fiscal 1999, respectively, compared to $7.1 million and $14.3 million in the respective corresponding prior year periods. The increases in the current year periods were principally due to the amount of time the substantially higher level of debt incurred in connection with the Company's recapitalization and an acquisition in May 1998 was outstanding during each period, and the additional debt undertaken in fiscal 1999 to fund acquisitions. The cash portion of this interest expense was $10.6 million and $30.8 million for the three and nine months of fiscal 1999, respectively. The remaining interest expense primarily represented noncash accretion of the Company's 13% Senior Discount Debentures and amortization of deferred debt issuance costs.

The estimated annual effective income tax rate associated with the loss from continuing operations for the nine months fiscal 1999 was 29.0%. This rate is lower than the overall statutory rate of 40.0% for the Company due to estimated nondeductible costs associated with the Company's acquisitions and valuation allowances against net operating losses available for state income taxes. The effective rate for the nine months fiscal 1999 is estimated to be more reflective of the expected annual effective tax rate for all of fiscal 1999. This rate was adjusted in the third quarter from the estimated annual effective rate for the six months fiscal 1999 due to adjustments for the estimated impacts of increased nondeductible goodwill and other costs related to acquisitions made in fiscal 1999.

Accreted but unpaid dividends on preferred stock for the current year periods were $4.8 million and $13.9 million, respectively, compared to $1.6 million in each of the corresponding prior year periods. The variance was due to the amount of time the related preferred stock issued in May 1998 was outstanding in each period.

For the nine months fiscal 1999, there was a loss attributable to common shareholders of $33.9 million. Due to the amount of cash and noncash interest and preferred stock dividend requirements combined with noncash depreciation and amortization expected to be incurred in the future, it is likely that the Company will continue to report a net loss attributable to common shareholders for the foreseeable future. The disparity in the weighted average number of common shares used in the earnings per share computations in each period primarily resulted from the Company's merger and recapitalization in May 1998.

Liquidity and Capital Resources

Net cash provided by operating activities in the nine months fiscal 1999 was $6.1 million, compared to net cash used in operating activities of $1.9 million in the corresponding prior year period. Included in the nine months fiscal 1998 were nonrecurring cash payments related to merger and acquisition expenses totaling approximately $34.3 million. Adjusting for the nonrecurring items, cash provided by operating activities in the nine months fiscal 1999 decreased principally due to interest payments in the current year substantially exceeding those in the prior year due to the considerably greater amounts of indebtedness outstanding since May 1998.

The Company used its acquisition facility to fund $50.0 million of acquisitions and its revolving credit facilities to fund $43.0 million of acquisitions, certain purchases of equipment and general corporate purposes. At June 30, 1999, borrowings outstanding under the acquisition and revolving credit facilities were $50.0 million and $43.0 million, respectively. At June 30, 1999, borrowings under the acquisition facility equaled the maximum amount available for the facility. Availability under the revolving credit facility at June 30, 1999 was approximately $15.0 million.

The variable rate of interest on the term facility at June 30, 1999 was effectively 8.06% compared to 7.88% at March 31, 1999 and 8.50% at September 30, 1998. The term rate of 8.06% is fixed until December 10, 1999. The weighted average variable rate of interest on the revolving credit facility during the third quarter fiscal 1999 was 7.70%, and the combined rate at June 30, 1999 was 7.77% compared to 7.57% at March 31, 1999 and 9.00% at September 30, 1998. The weighted average variable rate of interest on the acquisition facility during the third quarter fiscal 1999 was 7.40%, and the combined rate at June 30, 1999 was 7.42% compared to 7.31% at March 31, 1999. The changes in the rates of interest at the period ended dates indicated above reflect the movement in short term market rates of interest. All of the above noted rates of interest include applicable margins.

MEDIQ/PRN modified its $325.0 million credit agreement with BNP. This modification reduced the borrowing capacity under the acquisition facility from $75.0 million to $50.0 million and established a subfacility B under the revolving credit facility with a borrowing capacity and availability of $25.0 million. MEDIQ/PRN utilized all of the $25.0 million borrowing capacity under subfacility B to fund the HTD acquisition. Borrowings outstanding under subfacility B are subject to variable rates of interest. Principal amounts outstanding on November 30, 1999 under subfacility B amortize quarterly starting March 31, 2000 in increasing increments as scheduled in the modified credit agreement. Any remaining principal balance is due on the facility's termination date of June 30, 2004.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no changes during the three and nine months ended June 30, 1999 in the way the Company managed its interest rate risk. Also, there were no material amounts associated with the Company's interest rate swap and collar instruments during the nine months fiscal 1999.

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