Form 10-K
period 1999-09-30
MEDIQ INC
filed 2000-07-20
CIK 350920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 1999     Commission File Number: 1-8147
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

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of each class                                     on which registered
-------------------                                     -------------------
        None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Series A 13.0% Cumulative Compounding Preferred Stock,                      None
Par Value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements
for the past 90 days. YES    NO  X
                          --    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

The number of shares outstanding of each of the registrant's classes of stock as of May, 2000:

                    Class
                    -----
Common Stock, Par Value $.01                                                                       1,115,669 Shares
Series A 13.0% Cumulative Compounding Preferred Stock, Par Value $.01                              8,336,310 Shares
Series B 13.25% Cumulative Compounding Perpetual Preferred Stock,
         Par Value $.01                                                                            3,146,302 Shares
Series C 13.5% Cumulative Compounding Preferred Stock, Par Value $.01                              3,264,438 Shares


There is no public market for the Company's Common Stock, and as such, there is no practicable manner to obtain an aggregate market valuation.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

     Certain information in this Annual Report on Form 10-K, including but not limited to the Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain forward looking statements can be identified by the use of forward looking terminology such as "believes", "expects", `may", "will", "should", "seeks", "approximately", "intends", "plans", "estimates", "anticipates", or "hopeful", or the negative thereof or other comparable terminology, or by discussions of strategy, plans, or intentions. Forward looking statements involve risks and uncertainties which could cause actual results to be materially different than those in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the filing date of this report. The Company assumes no obligation to update such information.

                                     PART I

ITEM 1.  BUSINESS

Defaults on Indebtedness, Effect on Liquidity and Operations, and Going Concern

     At the filing date of this report, MEDIQ/PRN Life Support Services, Inc., a wholly owned subsidiary of MEDIQ Incorporated, was in default of a number of covenants under its senior secured credit facility. Potential additional events of default concerning financial covenants may exist as a result of the restatement of fiscal 1999 quarterly financial information (discussed below). The lenders to the credit facility have the right to accelerate payment of all amounts outstanding under the facility as a result of these defaults. Although the lenders have not yet exercised that right, there can be no assurance that they will not do so in the future. The Company is in discussions with the lenders to the credit facility to reach a formal agreement with respect to the defaults and potential defaults.

     As a result of the defaults, effective January 4, 2000 the Company began paying interest on indebtedness outstanding under the credit facility at a default rate of two percentage points above the rate otherwise applicable. Until a formal agreement relating to the defaults and potential defaults is reached with the lenders, the Company is unable to access the credit facility and must fund its working capital needs through other sources of cash. Although the Company has had adequate funds from working capital and operating activities to fund operations including debt service and capital expenditures for the first six months of fiscal 2000, the current cash forecast indicates additional sources of cash will be required to meet future working capital needs, including the funding of the June 2000 debt service payments aggregating approximately $24.1 million, of which $10.5 million is for interest on MEDIQ/PRN's 11% Senior Subordinated Notes due 2008. The Company is currently investigating alternative sources of liquidity sufficient to meet working capital needs in a way that is satisfactory to its lenders.

     The indenture to the 11% notes permit the lenders under the senior credit facility to elect to block the payment of amounts due and payable with respect to the 11% notes for a period of up to 180 days. This payment blockage may occur during a period of default under the credit facility in which the maturity of debt outstanding thereunder may be accelerated. Pursuant to a letter dated May 25, 2000, the lenders to the credit facility have sent notice to the trustee for the 11% notes and the Company to effect a payment blockage on the 11% notes such that the semiannual interest payment of $10.5 million payable on June 1, 2000 was not made. Any nonpayment of interest on the 11% notes existing for more than 30 days would be an event of default under the indenture to the 11% notes. As long as the maturity of the debt outstanding under the credit facility has not been accelerated, payments with respect to the 11% notes may be continued after the payment blockage period expires.

     On June 12, 2000 and June 30, 2000, MEDIQ/PRN made $8.5 million in payments under the credit facility. Such payments represented normal interest costs, LIBOR/prime plus the applicable margin, but did not include default interest of $1.8 million as required under the credit agreement. Non-payment of the default interest constitutes a default under the credit facility. In addition, MEDIQ/PRN notified the lenders for the credit facility that the Company intended to defer the principal payment of $3.3 million due June 30, 2000 to $1.1 million July 21, 2000; $1.1 million August 18, 2000; and $1.1 million September 15, 2000. Such deferment constitutes a default under the credit facility.

     The Company is in violation of covenants under the indentures governing MEDIQ's 13% Senior Discount Debentures due 2009 and the 11% notes with respect to timely filing of financial information for fiscal 1999 and fiscal 2000. Upon the written notice from the trustees or holders of at least 25% of the outstanding debt under either indenture that the Company is in default of these covenants, the Company will have 30 days to cure the default. Failure to cure the default would give rise to an event of default under the indentures. At the filing date of this report, the Company has not received a notice of default with respect to either indenture.

     At the filing date of this report, all outstanding principal under the credit facility and all indentures were considered to be current obligations because of the default of the credit facility and the potential for cross default under the indentures. The Company does not have sufficient current assets nor does it presently have any other available sources of capital to satisfy this current liability. In addition, the credit facility permits the lenders thereunder the right to liquidate collateral under the security agreement thereto to satisfy amounts outstanding under the facility. The credit facility is secured by a first priority lien and security interests in substantially all tangible and intangible assets of MEDIQ/PRN and its subsidiaries.

     The Company has incurred recurring losses from operations, has negative working capital, and a significant shareholders deficiency. These conditions plus the foregoing circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company cannot predict at this time what actions may be taken with respect to its continued existence.

     The Company is in discussions with the lenders to the credit facility to reach a formal agreement with respect to the defaults and potential defaults. The Company cannot predict what such agreement may consist of and what effects may ensue on the operations of the Company. Also, the Company is uncertain as to what actions will be taken by the lenders to the credit facility if the defaults are not cured.

     In connection with the default under the credit facility, MEDIQ/PRN was notified by the counterparty to one of its collar agreements in the notional amount of $50.0 million that the agreement was terminated effective May 11, 2000. On June 7, 2000 and June 8, 2000, the Company was notified by the counterparties for its other collar agreement and its interest rate swap that such arrangements would be terminated shortly due to the defaults under the credit facility.

     See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note B of the Notes to Consolidated Financial Statements for further information on the foregoing matters.


Year End Adjustments and Restatement of Fiscal 1999 Quarterly Financial Information

     At the end of fiscal 1999, the Company performed an extensive review of the adequacy of the reserves for doubtful accounts and excess and obsolete inventories. The Company also reviewed the capitalization of accessories for its medical equipment and made determinations regarding the status of certain deposits and the need for additional accruals for professional fees. As a result of these reviews, the Company determined that certain adjustments should have been made. These adjustments resulted in an increase in the net loss attributable to shareholders for fiscal 1999 by $26.3 million, net of tax of $6.3 million, or $24.14 per share. Due to the magnitude of the adjustments, the Company has determined that restatement of previously published quarterly financial information is necessary. The adjustments, net of tax, and per share amounts, respectively, for each of the first three quarters were: first quarter
- $1.6 million, $1.49; second quarter - $5.1 million, $4.71; third quarter, $2.9 million, $2.71. The Company filed amended Form 10-Q's for each quarter. See Management's Discussion and Analysis of Financial Condition and Results of

Operations and Note F of the Notes to Consolidated Financial Statements for further information about the adjustments.


Special Investigation

     The Audit Committee of MEDIQ's Board of Directors, in connection with the extensive year end reviews discussed above, retained special counsel with assistance from an independent accounting firm to conduct an investigation into certain accounting and financial reporting matters related to the audit of the Company's fiscal 1999 financial information, particularly those concerning reserves for doubtful accounts. The purpose of the investigation was to determine remedial actions, if any, needed to be taken by the Company concerning these matters, and the possibility that illegal acts were committed. The investigation was unable to conclude that it was likely that illegal conduct occurred. Notwithstanding that finding, the Audit Committee decided to institute certain remedial measures to improve the Company's internal controls and financial reporting environment in order to prevent any repetition of the circumstances that prompted the investigation. Some of these measures were: hiring a new Chief Financial Officer for the Company; changing the financial reporting structure so that it reports directly to the Board of Directors through the Audit Committee chairman; improving the billing and collection functions; and adopting a new methodology for calculating reserves for doubtful accounts.


Highly Leveraged Financial Position

     The Company emerged from the merger, refinancing, and accompanying acquisition that occurred on May 29, 1998 highly leveraged. Amounts borrowed to fund acquisitions in fiscal 1999 discussed below further increased the leveraged position. This affects the Company's liquidity, financial condition, and results of operations. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.


Organization

     MEDIQ Incorporated collectively with MEDIQ/PRN and MEDIQ/PRN's subsidiaries are referred to herein as the Company. MEDIQ/PRN is the sole subsidiary of MEDIQ. At September 30, 1999, MEDIQ/PRN had two wholly owned operating subsidiaries - MEDIQ Management Services, Inc. and MEDIQ/PRN Canada, Inc. MEDIQ/PRN Canada was established in fiscal 1999 to conduct business in Canada. The operations of MEDIQ/PRN Canada were minimal in fiscal 1999, as it commenced business in September 1999.

     In May 1998, MEDIQ underwent a merger with MQ Acquisition Corporation in which MEDIQ continued as the surviving company. MQ was organized by affiliates of the firms of Bruckmann, Rosser, Sherrill & Co., Inc., Ferrer Freeman Thompson & Co. LLC, and Galen Associates solely for their purpose of obtaining a controlling interest in MEDIQ. In the merger, a new series of MEDIQ's common stock, which became the only voting security, was issued. For accounting purposes, the merger was treated as a recapitalization. Accordingly, the historical basis of the Company's consolidated assets and liabilities was not affected. Upon the merger, MQ was dissolved. In connection with the merger, a corporate restructuring took place in which MEDIQ contributed the capital stock of all of its subsidiaries to MEDIQ/PRN. Simultaneously with the merger, a refinancing was undertaken in which MEDIQ issued and sold $140.9 million aggregate amount at maturity of 13% senior discount debentures for gross proceeds of $75.0 million. At the same time, MEDIQ/PRN entered into a $325.0 million senior secured credit facility under which was borrowed $200.0 million in term loans and issued and sold $190.0 million principal amount of 11% senior subordinated notes. Amounts received in the refinancing along with a $109.5 million equity contribution provided by the new controlling shareholders and $4.5 million in existing cash balances were used to: (i) finance the cash consideration and pay the related fees and expenses associated with the merger aggregating $391.0 million; (ii) repay $138.0 million of outstanding indebtedness; and (iii) finance an acquisition by MEDIQ/PRN simultaneous with the merger amounting to $50.0 million. Each share of each series of MEDIQ's capital stock outstanding prior to the merger was exchanged for $13.75 cash and
 .075 of a share of a new series of Series A preferred stock.

     MEDIQ was incorporated under the laws of the State of Delaware in 1977. The executive offices are located at One MEDIQ Plaza, Pennsauken, New Jersey 08110, and the telephone number is (856) 662-3200.


General

     MEDIQ/PRN operates the largest critical care, life support, and other movable medical equipment rental business in the United States. MEDIQ/PRN services hospitals, alternate care and home care providers, nursing homes, and other health care providers. MEDIQ/PRN also operates the third largest therapeutic support surfaces rental business in the United States. In addition, MEDIQ/PRN sells a variety of disposable products, accessories, and repair parts and provides several outsourcing alternatives to health care providers.

     A percentage breakdown of the Company's total revenues within each of the past three fiscal years follows:

                                       1999             1998            1997
                                       ----             ----            ----
     Rentals.....................       71%              79%             80%
     Sales.......................       23               15              13
     Other.......................        6                6               7

     For fiscal 2000, sales and other revenues are expected to each show a larger percentage of total revenues, as overall growth in total revenues will come from these classes of revenues. For the first six months of fiscal 2000, the percentage breakdown of the Company's total revenues was: rentals - 65%; sales - 28%; other - 7%. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further information about fiscal 2000 revenues.


Acquisitions During Fiscal 1999

     On June 15, 1999, MEDIQ/PRN acquired all of the issued and outstanding common stock of HTD Corporation. The total purchase price was an adjusted $53.2 million, consisting of $49.7 million in cash and $3.5 million aggregate value of common and preferred stock of MEDIQ. The cash portion of the purchase price was financed under the credit facility. MEDIQ/PRN retained HTD's business serving the acute care, alternate care, and home care marketplaces, consisting of its core business of disposable product sales, medical equipment rentals, and biomedical services. Contemporaneously with MEDIQ/PRN's acquisition of HTD, HTD sold to an unrelated third party all of the issued and outstanding common stock of HTD's subsidiaries that specialized in the acute care distribution business. Following the acquisition, HTD was merged into MEDIQ/PRN. During fiscal 1999, MEDIQ/PRN made other acquisitions as follows:

o November 1998, Vivax Medical Services, Inc., specializing in rentals of support surfaces,

o January 1999, Veritas Enterprises, Incorporated, specializing in rentals of support surfaces,

o February 1999, Hospital Rentals of America, Inc., specializing in rentals of medical equipment and support surfaces.

The aggregate cost of these acquisitions was $33.2 million cash, of which $27.8 million was financed under the credit facility.

Rentals

     At September 30, 1999, the rental business operated in 104 locations throughout the United States. The Company believes it offers the broadest and most comprehensive selection of medical equipment for rent in the country. Because of its extensive product line and large inventory, the Company believes it is better positioned than any of its rental competitors to be a single source supplier of medical equipment. The Company offers a wide selection of rental programs including (i) daily or monthly rentals with fixed rate terms, (ii) longer term rentals with pricing related to the length of the rental term, and
(iii) usage rentals on a per use, per hour or per day basis.

     The Company's extensive geographic presence enables the Company to service national chains as well as local and regional facilities. The Company's locations operate 24 hours a day, 365 days a year. The Company provides a full range of rental and related services, including equipment delivery, inspection, maintenance, repair, and documentation through, as of September 30, 1999, a staff of 171 sales representatives, 335 customer service representatives to assist with rental needs, and 226 experienced biomedical technicians.

     Medical equipment and support surfaces inventories are maintained at each Company location. The Company utilizes a centralized order entry and dispatching system that for fiscal 1999 processed on average approximately 40,000 deliveries and pickups per month. Most orders are received by telephone at the Company's Pennsauken, New Jersey facility, and scheduling and routing of equipment delivery are also performed from this site. Upon return, equipment is inspected, cleaned, and tested at the receiving location before being redesignated as available for rental. Major service and repair work on Company owned equipment is performed at the Company's Pennsauken, New Jersey or Santa Fe Springs, California repair facilities. The Company's equipment information and inventory system has sufficient capability and capacity to adequately handle the large quantities and variety of rental units maintained by the Company. These systems track essential activities, such as equipment availability, training, repair, preventative maintenance, delivery and pickup, predelivery inspections, major inspections, and call backs.


Parts and Disposables

     At September 30, 1999, the Company supplied over 14,000 parts and disposables products, actively stocking over 7,000 items, through eight distribution centers strategically located throughout the United States. Each distribution center maintains a level of products sufficient to supply the customer base that it serves. A small quantity of parts and disposables are maintained at certain rental locations in order to provide immediate delivery on an emergency basis. The Company sells a variety of parts and disposables to its customers some of which complement its rental business. This enables the Company to generate incremental revenues within an existing customer relationship. The Company is the exclusive distributor of certain parts and disposables for one manufacturer. To support the growth in its parts and disposables business, the Company established a dedicated sales and marketing operation incorporating inside sales representatives, direct mail, and trade publication advertising. At September 30, 1999, 15 customer service representatives, 17 sales representatives, and 11 purchasing personnel were dedicated to this business. The Company utilizes a separate centralized information system to track parts and disposables.


Outsourcing Services

     To enable health care providers to better manage their assets and increase their profitability, the Company offers a number of outsourcing services. Each outsourcing service leverages the Company's extensive distribution network, know-how, and broad customer base. These services include (i) a Comprehensive Asset Management Program ("CAMP"), that analyzes the critical care equipment activity of a client and provides a variety of logistics and services designed to manage, track, and service the client's medical equipment, (ii) a biomedical service that provides safety inspections, preventive maintenance, and repairs for most critical care equipment, (iii) a logistics and distribution service to assist equipment manufacturers in reducing their distribution costs through utilization of the Company's extensive distribution network, (iv) a medical gas supply program designed to provide one stop service to health care providers in the fragmented medical gases market, and (v) a health care consulting and management service designed to assist the Company's clients in the management of their businesses.

     The Company's CAMP programs enable clients to contract with the Company to supply all elements of their critical care equipment management needs. CAMP includes a variety of services for patient care equipment, including providing on site personnel, equipment cleaning and processing, maintenance, patient billing, documentation, and tracking services. CAMP focuses on increasing the utilization of hospital owned assets. CAMP clients benefit through the reduction of central supply and biomedical staff (some of whom may be employed by the Company in its outsourcing programs), lower equipment maintenance expenses, the reduction of capital expenditures related to equipment, increased equipment utilization, and increased captured patient charges. The Company also offers its CAMP logistics program that provides similar management services for multisite health care networks. Additionally, the Company has programs in which it acquires all or some of the client's equipment and rents the equipment back to the client, eliminating the client's burdens of ownership, underutilization, and seasonal usage.

     The Company performs safety inspections, preventative maintenance, and repairs for most brands and models of moveable medical equipment owned by the Company, health care organizations, and other third parties. Service and repairs can be performed on site. Pick up and delivery is also available for servicing at any of the Company's locations. Major service and repairs on equipment owned by the Company are performed at the Company's major service centers in New Jersey and California. A third service center located in Phoenix, Arizona is dedicated principally to the repair of customer owned medical equipment. This service center has contracts with certain customers to serve as their national service organization in addressing the equipment repair needs for all of their customers.

     The Company offers a logistics and distribution service to health care providers and equipment manufacturers to reduce their distribution costs through utilization of the Company's extensive distribution network. The Company also offers a medical gas administrative management service to health care providers to enable the providers to centralize the purchasing function for bulk liquid oxygen, portable and semiportable oxygen containers, and high pressure gas cylinders for a variety of medical gas products. This service offers price standardization, elimination of multiple local vendor contracts, reduction in the time to process supplier invoices, and improved purchasing efficiencies.


Quality Assurance

     Quality control, quality assurance, and risk management procedures are conducted for all of the Company's medical equipment and support surfaces to ensure compliance with safety, testing, and performance standards at all of its locations. All medical equipment and support surfaces are serviced and tested prior to delivery in accordance with the Company's Safety and Performance Inspection Program, which is primarily derived from the Emergency Care Research Institute's programs. Most types of medical equipment and support surfaces rented by the Company require routine servicing at scheduled intervals based upon hours of usage or passage of time, including complete testing and inspection of all components that may need to be replaced or refurbished. The Company's trained personnel at all of its locations conduct routine servicing.


Customers

     The Company's customer base is composed of proprietary national and regional hospital chains, group purchasing organizations, and acute and non-acute health care facilities and organizations. For fiscal 1999, no single account represented 10% or more of the Company's total revenues.

     National provider contracts generally require that associated individual hospitals fill their rental needs with the Company, although the level of compliance by local providers varies among the contracts. The Company also contracts with group purchasing organizations, which provide their members the opportunity to purchase or rent products at reduced prices. The group purchasing organizations do not require members to purchase or rent from a particular supplier to the organization, and many health care providers are members of more than one organization.


Competition

     The movable medical equipment rental industry is highly competitive and the Company encounters competition in all locations in which it operates. Competition is generated from (i) medical equipment manufacturers that sell medical equipment directly to health care providers which the Company believes generate the strongest competition, (ii) national, regional, and local medical equipment rental and leasing companies and medical equipment distributors that rent medical equipment to health care providers, and (iii) general leasing and financing companies and financial institutions, such as banks, which finance the acquisition of medical equipment by health care providers. The Company believes that its geographic scope, service capability, and national account relationships provide it with competitive advantages over its moveable medical equipment competitors. The Company believes that key factors influencing the decision in selecting a moveable medical equipment rental vendor include availability and quality of equipment, service, and price. The Company faces competitive pressure in all of its markets from existing competitors and from the potential entry by new competitors.

     The Company faces vigorous competition in support surfaces. The two largest competitors are Hill-Rom Inc. and Kinetic Concepts, Inc. These companies are larger and have more resources and national contracts than the Company. The Company believes the key competitive factors in this business are creative pricing options, unique product offerings, quality and availability of products, and dependability and service. The Company believes it offers a superior product unique from its competitors. The design and construction of this product lends itself to lower support and maintenance costs, thereby affording the Company what it believes to be greater pricing flexibility than its competitors. The Company believes these are attractive alternatives to health care providers seeking ways to reduce their costs in the face of decreasing cost reimbursement rates in managing the long term care of their patients.

     Parts and disposables include a very large variety of items. There are numerous providers of parts and disposables, many of which are much larger and with considerably more resources and experience in this market than the Company. Many of these larger suppliers focus on large contracts and large orders. The Company believes the key competitive factors in this business are product selection, quality and availability of products, dependability, and service. The Company provides specialized services to a niche within the overall market in that it focuses on national, regional, and individual customers in the alternate care portion of the health care industry.


Suppliers

     The Company acquires substantially all of its medical equipment, support surfaces, and parts and disposables from approximately 400 suppliers. The Company is the exclusive distributor of certain parts and disposables for one manufacturer. Approximately $10 million of the Company's annual sales in parts and disposables in fiscal 1999 were connected with this arrangement. Otherwise, the Company is not dependent upon any single supplier and believes that alternative purchasing sources of medical equipment, support surfaces, and parts and disposables are available to the Company. At September 30, 1999, the Company had open commitments totaling $11.1 million. Effective October 1, 1999, the Company entered into an agreement that commits the Company to purchase parts and disposable products over its 5 year term. The amount of the commitment under this agreement for fiscal 2000 is $5.0 million. Thereafter, the annual commitment will vary based on a formula that takes into consideration the quantity of inventory subject to the agreement the Company has on hand and on order and the quantity of items subject to the agreement the Company sold in the previous year.


Segments

     The Company's business is essentially exclusive to the United States. Its business is focused on the health care industry in that the Company primarily rents medical equipment and support surfaces and sells parts and disposables to health care providers. The Company operates its rental, sale, asset management, and outsourcing service and product offerings through a single distribution system in that each service and product offering receives operational and administrative support from the same employees and through the same facilities. As a result, the Company's lines of businesses share similar characteristics, such as nature and purpose of equipment and products, type of customers and their industry concentration, marketing and distribution methods, and regulatory environment.

     The Company operates in three business segments in the determination of revenue only based upon the type of product or service provided. These revenue segments consist of rental, sales, and other, and such are presented on the statement of operations. Rental revenues are derived from rentals of moveable medical equipment and support surfaces, along with related revenue share arrangements. Sales revenues are principally derived from sales of parts and disposables, along with sales of medical equipment, support surfaces, medical gases, and related revenue share arrangements. Other revenues principally consist of asset management and outsourcing services. The Company does not evaluate expenses of operations or profit and loss by segment nor does it attribute assets or liabilities to any revenue segment.


Employees

     At September 30, 1999, the Company had 1,432 employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with employees are satisfactory.

     In March and June 2000, the Company implemented a strategic initiative to streamline the organization and increase operational response and efficiency. In the process, 250 positions were combined and/or eliminated. The Company recorded charges of approximately $2.8 million and $3.0 million in the second and third quarters of fiscal 2000 for severance and related benefits associated with the reduction.


Seasonality

     The Company's rentals of moveable medical equipment and support surfaces have been somewhat seasonal, with demand historically peaking during periods of increased hospital census, which generally occurs in the winter months during the Company's second fiscal quarter.


Overview of the Health Care Industry

     The United States health care system includes approximately 5,200 acute care community hospitals and numerous other health care providers such as long term care facilities including skilled nursing and subacute care facilities, ambulatory surgical centers, specialty clinics, and home health care agencies. These health care providers normally spend considerable sums on capital equipment, including movable medical equipment. Health care providers have a number of options in obtaining this equipment, including purchase, lease, and rental. Historically, health care providers have favored the purchase option in meeting a substantial portion of their movable medical equipment needs. However, the Company believes that a variety of trends favor a rental alternative to purchase or lease, including the significant cost containment pressures under which health care providers currently operate.

     By way of example, the cost containment pressures on hospitals have increased greatly during the past decade as a result of Federal regulations implementing Medicare's prospective payment system for inpatient care. Under this system of reimbursement, adopted in 1991 and subject to a 10 year phase in, Medicare related equipment costs are reimbursed in a single, fixed rate per discharge. These fixed rates were established by the Health Care Financing Administration and they may or may not reflect a hospital's actual equipment costs. Under the prospective payment system, the manner in which hospitals incur equipment costs (whether through purchase, lease, or rental) does not impact the extent of reimbursement to the hospitals.

     The Balanced Budget Act of 1997 expanded Medicare's prospective payment system to include skilled nursing facilities. The Balanced Budget Act also authorized Medicare to implement a prospective payment system for home health agencies and granted the states the flexibility to use a prospective payment system for hospital and skilled nursing services furnished to Medicaid patients. The Company believes that the expansion of the prospective payment system may reduce levels of reimbursement by Medicare and Medicaid, as well as other third party payors such as commercial health plans. The Company believes that other third party payors of medical expenses have followed or will follow the Federal government in limiting reimbursement for medical equipment costs through measures including discounted fee arrangements and capitated (fixed patient care reimbursement) managed care arrangements.

     As a result of these cost containment pressures, the Company believes that health care providers will increasingly seek to reduce their capital expenditures, including expenditures on medical equipment. Because the Medicare system is, to an increasing extent, reimbursing hospitals and skilled nursing facilities at fixed rates unrelated to actual equipment costs, these providers have an incentive to manage their equipment costs more efficiently and effectively. Providers may better manage their capital costs by replacing fixed capital costs with variable operating costs. In the case of medical equipment, these fixed costs include equipment acquisition costs and the substantial costs associated with maintaining the equipment. The Company believes that hospitals will continue to benefit from cost containment and cost efficiency measures, such as converting existing fixed equipment costs to variable costs through rental and equipment management programs. Under such a program, hospitals would replace their owned equipment with rented equipment. However, there can be no assurances that hospitals will convert existing fixed equipment programs to rental and equipment management programs. As the prospective payment system expands, many health care providers may elect to rent equipment, rather than incur the substantial capital related costs associated with owning or leasing equipment for which they may not be reimbursed during nonuse periods.


Governmental Regulation of the Health Care Industry

     The Company's businesses are subject to Federal, state, and local laws, rules, and regulations relating to the operation of such businesses.

     Manufacturers and certain providers of the Company's medical equipment and support surfaces are subject to regulations and standards developed and enforced by agencies and organizations such as the Food and Drug Administration, the Association for the Advancement of Medical Instrumentation, Underwriter Laboratories, the National Fire Protection Agency, and the Canadian Standards Association. The FDA regulates companies that manufacture, prepare, propagate, or install medical devices. Device manufacturers must comply with registration and labeling regulations, submit premarket notifications or obtain premarketing approvals, and comply with medical device reporting, tracking, and post market surveillance regulations and with quality systems regulations, and are subject to FDA inspection. The quality systems regulations specify the minimum standards for the manufacture, storage, distribution, and installation of medical devices, and impose certain record keeping requirements. The FDA currently does not regulate as device manufacturers the Company or organizations which provide similar services as the Company. However, any company that services, repairs, or reconditions medical devices is subject to regulatory action by the FDA if its activities cause the devices to become adulterated or mislabeled. In addition, no assurance can be given that in the future the FDA will not regulate as device manufacturers entities that acquire ownership of devices, service, repair, recondition, or rebuild such devices and rent them to customers or which service, repair, or recondition devices owned by others, as does the Company. The Company is unable to predict the cost of compliance if any such regulations are adopted. The foregoing laws and regulations that are directly applicable to manufacturers of medical equipment became applicable to the Company upon its acquisition of CH Industries, Inc. In November 1998, the Company closed the manufacturing operation acquired with CHI and became what the FDA calls a "specification developer" manufacturer. The Company's manufacturing activities were transferred to third party contract manufacturers that are also registered with the FDA.

     Federal laws and regulations generally prohibit the offer, payment, solicitation, or receipt of any form of remuneration in return for referring or arranging for the referral of a person for the furnishing or arranging for the furnishing of items or services reimbursable under the Medicare or Medicaid programs, or in return for the purchase, lease, or order, or arranging or recommending purchasing, leasing, or ordering of any item or service reimbursable under Medicare or Medicaid. In addition, Federal laws and regulations also generally prohibit physicians from referring patients to entities with which the physicians have financial relationships, including ownership interests and compensation arrangements. Various exceptions are contained in Federal laws and regulations. Many states have similar antikickback and antireferral laws and regulations, and similar laws barring or restricting referrals. Noncompliance with Federal and state antikickback and antireferral laws and regulations can result in criminal and civil penalties and exclusion from participation in Medicare and Medicaid programs.

     The Company enters into various contractual and other arrangements with health care providers and other persons who are subject to the laws and regulations referred to above, and who are possibly in a position to refer or arrange for the referral of business to the Company. In addition, as a health care provider reimbursed under Medicare and Medicaid programs, the Company is subject to the foregoing antikickback and antireferral laws and regulations. The Company believes that its operations comply in all material respects with all applicable antikickback, antireferral, and similar laws and regulations.

     The Company's business may be significantly affected by, and the success of its growth strategies may depend on, the availability and nature of reimbursements to health care providers for their medical equipment costs under Federal programs and by other third party payors as previously discussed. Changes to reimbursement methodologies or amounts may have a material adverse effect on the business of the Company.

     In addition, the Company is subject to Federal, state, and local laws, rules, and regulations relating to the protection of the environment, including laws, rules, and regulations governing the use, management, and disposal of hazardous and nonhazardous substances. As the owner and operator of real property, the Company could become subject to liability under certain environmental laws for the cleanup of contaminated properties related to current or past operations. The Company is not aware of any such threatened or pending cleanup liabilities, however, and believes that it is in material compliance with all applicable environmental laws.


ITEM 2.  PROPERTIES

     At September 30, 1999, the Company had 111 locations in 42 states, and one location in each of the District of Columbia, Puerto Rico, and Canada. MEDIQ's principal facility is owned by MEDIQ/PRN and is located in Pennsauken, New Jersey, where the Company's corporate offices and a portion of its operating activities are located. Major repairs of Company owned medical equipment and support surfaces are performed at this location, and this location serves as a distribution and sales center. A storage facility is also located in Pennsauken, New Jersey. A leased facility located in Santa Fe Springs, California also performs repairs of Company owned medical equipment and support surfaces. A leased facility in Phoenix, Arizona principally performs biomedical repair services for customer owned equipment. A leased facility in Florida serves as a branch location and distribution center, and a leased facility in New York serves as a sales office and distribution center. Of 103 branch offices located elsewhere, 88 contain office and warehouse space and are leased by the Company and 15 are operated by independent distributors. The Company has five leased facilities, one each in California, Georgia, Illinois, Texas, and Utah, which serve as distribution centers for parts and disposables. None of the above property leases were with a party affiliated with the Company. The Company believes that the properties owned and leased by it are adequate for its operations for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

     On January 15, 1998, Crandon Capital Partners, a stockholder of MEDIQ, sued MEDIQ and each of its directors in Delaware Chancery Court, alleging breaches of fiduciary duties in connection with the approval of the merger by the directors of MEDIQ and related transactions. MEDIQ has never been served and there has not been any activity with respect to this matter since the suit was initiated.

     In July 1998, MEDIQ Mobile X-Ray Services, Inc., formerly a subsidiary of MEDIQ/PRN whose assets were sold in November 1996, was notified that it is the subject of an investigation by the Department of Justice and the Office of the Inspector General of the Department of Health and Human Services. The Company has not been informed of the nature or scope of the investigation. The Company has not received any further notices or inquiries nor has there been any other activity with respect to this matter.

     On October 16, 1998, the Company filed a complaint in the Superior Court of New Jersey, Camden County against Siemens Medical Systems, Inc. in connection with Siemens' attempted termination of a distribution agreement between the parties. The suit was settled amicably out of court in December 1999, and an amendment extending the distribution agreement for five years was reached in December 1999. There was no adverse effect upon the Company as a result of this settlement.

     On July 8, 1999, SizeWise Rental, Inc. filed a suit against the Company in the United States District Court, District of Kansas. The suit is in connection with the purported termination by SizeWise of a rental agreement with the Company due to an alleged breach of the agreement by the Company. The complaint seeks a declaratory judgment and damages. On September 21, 1999, the court entered an order staying the case pending arbitration. On February 17, 2000, the district court entered an order enjoining the Company, until the earlier of November 1, 2000 or the resolution of the underlying arbitration, from renting products designed for patients over 350 pounds to facilities to which it had previously rented SizeWise products. The Company has filed a notice of appeal and motion for expedited treatment which are scheduled to be heard in May 2000. On May 26, 2000, the United States Court of Appeals for the Tenth Circuit (the "Court") issued its Order and Judgement regarding the appeal. The Court affirmed the district court's ruling discussed above. The Company and SizeWise will enter arbitration shortly to resolve the damages portion of the suit unless a settlement is negotiated prior to the start of arbitration. Based on information available and established reserves, the Company believes that resolution of the suit should not have a material adverse effect on the operations or financial condition of the Company.

     Other than the foregoing matters, the Company is not a party to any material pending legal proceeding. The Company is subject to ordinary litigation incidental to the conduct of its businesses and the ownership of its properties, none of which individually or in the aggregate would have a material effect on the Company's business, results of operations, or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1999.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     No established public trading market exists for MEDIQ's common stock. At May, 2000, there were 50 holders of record of MEDIQ's common stock.

     MEDIQ did not pay any dividends in fiscal 1999 or 1998. Terms of MEDIQ/PRN's $325.0 million senior secured credit facility and the indentures related to MEDIQ's $140.9 million 13% senior discount debentures and MEDIQ/PRN's $190.0 million 11% senior subordinated notes limit MEDIQ's ability to pay dividends with respect to its common and preferred stock. MEDIQ does not anticipate paying dividends in the foreseeable future. Accrued and unpaid dividends on MEDIQ's three cumulative preferred stock series are added to its liquidation value or reflected as long term liabilities as appropriate.


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

                                                                       Year Ended September 30,
                                                     -------------------------------------------------------------
                                                       1999 (1)      1998 (2)       1997         1996         1995
                                                       --------      --------       ----         ----         ----
                                                                (in thousands, except per share amounts)
Summary Statement of Operations Data:
Revenues                                             $ 217,681     $ 180,916     $155,960     $136,066     $132,241
Operating (loss) income (3)                             (2,518)      (18,704)      29,504       25,446       24,202
Interest expense (4)                                    55,095        27,894       19,107       27,307       29,241
Other credits and (charges) - net (5)                      984         5,072       (7,504)      (4,695)       1,381
(Loss) income from continuing operations
   before income taxes                                 (56,629)      (41,526)       2,893       (6,556)      (3,658)
Loss from continuing operations                        (45,807)      (29,071)      (2,241)      (6,178)      (3,346)
Loss from continuing operations per share (6)           (59.94)        (2.05)        (.09)        (.25)        (.14)
Summary Balance Sheet Data:
Current assets                                          76,164        86,813       69,751       45,103       44,436
Investments in discontinued operations                      --            --           --       64,967       70,162
Property, plant, and equipment - net                   112,233       103,917      113,589      122,706      132,823
Total assets                                           361,593       309,218      257,552      308,423      334,169
Current liabilities (7)                                611,297        37,039       40,019       45,614       64,685
Senior debt, net of current portion (7)                    557       277,490      128,131      192,461      136,949
Subordinated debt, net of current portion (7)               --       190,514       10,055       41,229       81,907
Mandatorily redeemable preferred stock (8)             130,955       113,037           --           --           --
Stockholders' (deficiency) equity (9)                 (389,743)     (325,353)      48,603       17,445       31,517

No cash dividends were declared in any year presented.

               See Notes to Selected Consolidated Financial Data.

                  Notes to Selected Consolidated Financial Data

(1) The Company's results of operations and financial position reflected the incremental effects of the acquisition of HTD that for accounting purposes was effected May 28, 1999 and three other acquisitions completed during fiscal 1999 from their respective acquisition dates. The acquisitions were financed with debt aggregating $77.5 million and equity of $3.5 million.

(2) On May 29, 1998, MEDIQ effected a merger accounted for as a recapitalization. The historical basis of assets and liabilities was not changed. In connection with the merger, new capital stock was issued, debt was refinanced, and additional debt was incurred. Also on that date, the Company acquired the CH Medical Business that was financed with $50.0 million of debt. The Company's results of operations and financial position reflected the incremental effects of the acquisition of CH Medical and another acquisition completed in June 1998 from their respective acquisition dates.

(3) Fiscal 1998 included nonrecurring merger and acquisition charges of $35.0 million. Fiscal 1996 included a restructuring charge of $2.2 million.

(4) Fiscal 1999 and 1998 principally reflected the higher levels of indebtedness incurred in the merger and an acquisition in May 1998. Fiscal 1999 also included the effect of amounts borrowed during the year to fund acquisitions. Fiscal 1997 reflected the reductions in indebtedness undertaken with the proceeds of certain disposals conducted in fiscal 1997 and 1996.

(5) Fiscal 1998 included a cash settlement of $3.0 million on a fully reserved note receivable and accretion of discount of $1.1 million on another note receivable. Fiscal 1997 included a charge of $11.0 million for the repurchase of MEDIQ/PRN warrants, a gain of $9.2 million on the sale of an equity investment, a reserve of $5.5 million on a note receivable, the write off of deferred acquisition costs of $4.0 million, and accretion of discount of $1.8 million on another note receivable. Fiscal 1996 included a reserve of $6.0 million on a note receivable and a net gain of $.6 million on the sale of assets. Fiscal 1995 included a net loss of $.4 million on the sale of assets.

(6) Reduced for the annual amount accrued for dividends and accretion on all series of preferred stock of $19.4 million in fiscal 1999 and $6.1 million in fiscal 1998. The disparity in the fiscal 1999 and 1998 per share amounts compared to preceding years was due to the greatly reduced number of common shares outstanding resulting from the merger in May 1998. Per share amounts for each year presented were the same for basic and diluted.

(7) As a result of MEDIQ/PRN's default of its senior credit facility and cross default provisions under the other debt indentures, all principal outstanding under the facility and indentures for fiscal 1999 was classified as a current liability. Accordingly, for fiscal 1999 $556.7 million has been reclassified.

(8) Included cumulative dividends and accretion for series A and C preferred stock of $20.0 million through fiscal 1999 and $4.8 million through fiscal 1998 and issuance in fiscal 1999 of new shares of series A and C amounting to $2.7 million.

(9) In addition to net losses in each year, fiscal 1999 and 1998 included annual amounts accrued for dividends and accretion on all preferred stock. Fiscal 1999 also included the issuance of shares of preferred stock. Fiscal 1998 also included the effects of the merger and related recapitalization.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     MEDIQ is a holding company whose only substantial asset is ownership of its wholly owned subsidiary MEDIQ/PRN. MEDIQ/PRN along with its wholly owned subsidiaries MEDIQ Management Services and MEDIQ/PRN Canada are the only operating companies. MEDIQ conducts no business other than in connection with its ownership interest in MEDIQ/PRN, financial and related administrative responsibilities concerning its capital stock and indebtedness, and certain general administrative responsibilities. MEDIQ is dependent on distributions from MEDIQ/PRN to meet its cash flow needs, which distributions are limited by MEDIQ/PRN's loan agreements.

     In May 1998, MEDIQ/PRN completed an acquisition that greatly expanded and provided a national presence for the Company's support surfaces business. Since then, MEDIQ/PRN acquired another business in fiscal 1998 and three businesses in fiscal 1999 that specialized in rentals of support surfaces to further strengthen this line of business. One of these fiscal 1999 acquisitions also contributed to rentals of medical equipment. In June 1999, MEDIQ/PRN acquired HTD Corporation that specialized in the sale of disposable products, rentals of medical equipment, and biomedical repair services. This acquisition provided the Company with a much broader customer base, a greatly expanded product line of disposable products, and added experience and sophistication in this line of business.


Liquidity and Capital Resources

Default of Indebtedness and Going Concern

     At the filing date of this report, MEDIQ/PRN was in default of a number of covenants under its senior secured credit facility. Potential additional events of default concerning financial covenants may exist as a result of the restatements of fiscal 1999 quarterly financial information. The lenders to the credit facility have the right to accelerate payment of all amounts outstanding under the facility as a result of these defaults. Although the lenders have not yet exercised that right, there can be no assurance that they will not do so in the future.

     Until a formal agreement relating to the defaults and potential defaults is reached with the lenders, the Company is unable to access the credit facility and must fund its working capital needs through other sources of cash. For the first six months of fiscal 2000, the Company has had adequate funds from its working capital and operating activities to fund operations, including capital expenditures and debt service. However, the Company's current cash forecast indicates additional sources of cash will be required to meet future working capital needs, including the funding of the June 2000 debt service payments aggregating approximately $24.1 million, of which $10.5 million is for interest on the 11% notes.

     The indenture to the 11% notes permit the lenders under the senior credit facility to elect to block the payment of amounts due and payable with respect to the 11% notes for a period of up to 180 days. This payment blockage may occur during a period of default under the credit facility in which the maturity of debt outstanding thereunder may be accelerated. Pursuant to a letter dated May 25, 2000, the lenders to the credit facility have sent notice to the trustee for the 11% notes and the Company to effect a payment blockage on the 11% notes such that the semiannual interest payment of $10.5 million payable on June 1, 2000 was not made. Any nonpayment of interest on the 11% notes existing for more than 30 days would be an event of default under the indenture to the 11% notes. As long as the maturity of the debt outstanding under the credit facility has not been accelerated, payments with respect to the 11% notes may be continued after the payment blockage period expires.

     On June 12, 2000 and June 30, 2000, MEDIQ/PRN made $8.5 million in payments under the credit facility. Such payments represented normal interest costs, LIBOR/prime plus the applicable margin, but did not include default interest of $1.8 million as required under the credit agreement. Non-payment of the default interest constitutes a default under the credit facility. In addition, MEDIQ/PRN notified the lenders for the credit facility that the Company intended to defer the principal payment of $3.3 million due June 30, 2000 to $1.1 million July 21, 2000; $1.1 million August 18, 2000; and $1.1 million September 15, 2000. Such deferment constitutes a default under the credit facility.

     As a result of the defaults, effective January 4, 2000, MEDIQ/PRN began incurring default rates of interest and margins on debt outstanding under the credit facility. The default rates consist of additional interest of two percent per annum. The default rates will be in effect until the defaults are cured. At January 4, 2000, rates of interest including applicable margins on debt outstanding under the credit facility increased from 9.50% to 11.75% on $18.0 million, 8.375% to 10.625% on $80.0 million, and 8.875% to 11.125% on $199.0 million.

     LIBOR contracts under the credit facility cannot be renewed while defaults exist thereunder. Therefore, LIBOR contracts that expire automatically convert to the default prime rate of interest. At the filing date of this report, LIBOR contracts for $8.0 million and $1.0 million that had been outstanding at 10.625% and 11.125%, respectively, were converted to prime rate borrowings at 12.25%. Outstanding LIBOR contracts scheduled to expire in June 2000 amounting to $72.0 million at 10.625% and $198.0 million at 11.125% will also convert to prime rate borrowings at that time should the defaults not be cured.

     While the credit facility is in default, the ultimate disposition of the debt outstanding thereunder is under the control of the lenders to the facility. As a result, all outstanding principal under the credit facility at September 30, 1999 of $288.5 million was classified as a current liability. The amount of principal outstanding under the credit facility at the filing date of this report was $297.0 million.

     The Company is in violation of covenants under the indentures governing MEDIQ's 13% Senior Discount Debentures due 2009 and MEDIQ/PRN's 11% Senior Subordinated Notes due 2008 with respect to the timely filing of financial information for fiscal 1999 and fiscal 2000. Upon written notice from the trustees or holders of at least 25% of the outstanding debt under either indenture that the Company is in default of these covenants, the Company will have 30 days to cure the default. Failure to cure the default would give rise to an event of default under the indentures. There would be additional events of default under the indentures if the lenders to the senior credit facility ultimately decide to accelerate the indebtedness outstanding under the facility and such acceleration is not rescinded within 10 days. If events of default exist under the indentures, the trustees or the holders of at least 25% of the outstanding debt under either indenture, in each case subject to certain rights of the credit facility, will be entitled to accelerate the payment of all principal and interest outstanding under the affected indenture. At the filing date of this report, the Company has not received a notice of default with respect to either indenture.

     The indentures discussed above as well as the indenture for MEDIQ's 7.50% Exchangeable Debentures due 2003 contain cross default provisions that accelerate debt outstanding under each in the event that outstanding debt under any other loan arrangement is in default and thereby accelerated. Because the Company does not control the ultimate disposition of the debt outstanding under the credit facility, all outstanding principal under the indentures at September 30, 1999 of $278.6 million was classified as a current liability. As of May 31, 2000, the amount of principal outstanding under the indentures was $286.5 million.

     The Company does not have sufficient current assets nor does it presently have any other available sources of capital to satisfy the current liability represented by the potential to accelerate amounts outstanding under the credit facility and indentures. In addition, the credit facility permits the lenders thereunder the right to liquidate collateral under the security agreement thereto to satisfy amounts outstanding. The credit facility is secured by a first priority lien and security interests in substantially all tangible and intangible assets of MEDIQ/PRN and its subsidiaries.

     The Company has incurred recurring losses from operations, has negative working capital, and a significant shareholders deficiency. These conditions plus the foregoing circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company cannot predict at this time what actions may be taken with respect to its continued existence.

     The Company is in discussions with the lenders to the credit facility to reach a formal agreement with respect to the defaults and potential defaults. The Company cannot predict what such agreement may consist of and what effects may ensue on the operations of the Company. Also, the Company is uncertain as to what actions will be taken by the lenders to the credit facility if the defaults are not cured.

     The Company is currently investigating alternative sources of liquidity sufficient to meet working capital needs in a way that is satisfactory to its lenders. In the meantime, the Company has implemented an aggressive cash management program. This program consists of daily scrutiny and monitoring of cash receipts and disbursements as well as more intensive cash collection efforts. There can be no assurance that this cash management program will be effective or successful.

     The amount of the current portion of debt outstanding at September 30, 1999 excluding the potentially accelerated amounts discussed above would be $11.2 million. Notwithstanding the foregoing discussion, the financial statements herein have been presented on the basis of a going concern.

     In connection with the default under the credit facility, MEDIQ/PRN was notified by the counterparty to one of its collar agreements in the notional amount of $50.0 million that the agreement was terminated effective May 11, 2000. As a result of this early termination of the agreement, the counterparty owes MEDIQ/PRN approximately $1.0 million. In accordance with the terms of the credit facility, the lenders to the credit facility will retain this amount owed to repay debt outstanding thereunder. The collar served to mitigate variable interest rates to MEDIQ/PRN when LIBOR rates of interest were in excess of 7.00%.

     On June 7, 2000 and June 8, 2000, the Company was notified by the counterparties for its other collar agreement and its interest rate swap that such arrangements would be terminated shortly due to the defaults under the credit facility. The Company received $.6 million in connection with such terminations, and such proceeds were utilized to repay indebtedness under the credit facility.

Effects of the Merger, Refinancing, and Acquisitions

     The Company underwent a merger, refinancing, and acquisition of CHI, Inc. on May 29, 1998. The Company emerged from these transactions highly leveraged. The amount of debt outstanding immediately after the merger was $476.4 million compared to $144.8 million outstanding before the merger. The Company additionally issued $108.2 million of mandatorily redeemable preferred stock in the merger. During fiscal 1999, the Company borrowed an additional $77.5 million to fund acquisitions made during the year.

     Such high leverage and associated limitations connected with the borrowing arrangements have important consequences for the Company. The Company's ability to obtain additional financing for acquisitions, working capital, capital expenditures, or other purposes may be impaired or any such financing may not be on terms favorable to the Company. Interest expense may reduce the funds that would otherwise be available to the Company for its operations and future business opportunities. A substantial decrease in net operating cash flows could make it difficult for the Company to meet its debt service requirements, and purchase medical equipment or support surfaces, or could force it to modify its operations. Substantial leverage may place the Company at a competitive disadvantage and may make it more vulnerable to a downturn in its business or the economy generally. Indebtedness incurred under the credit facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates. Indebtedness under the credit facility is secured by substantially all of the assets of MEDIQ/PRN and its subsidiaries, possibly reducing its ability to obtain additional financing or to adjust timely to changing market conditions. Additionally, the credit facility and the indentures to the 13% discount debentures and 11% notes include significant operating and financial limitations, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and capital expenditures, and pay dividends.

     Interest on debt outstanding under the credit facility is principally due quarterly. Interest on the 11% notes is payable semiannually in June and December. Commencing March 31, 2000, quarterly principal payments on the credit facility are $3.3 million through June 30, 2001. Thereafter, the quarterly payments increase incrementally each year until final maturity of the respective loans under the facility. Acquisition and subfacility B loans are scheduled to be paid off in 2004 and the term loans in 2006. Starting in 2003, annual cash interest of $18.3 million is payable on the 13% discount debentures, with the full principal face value of $140.9 million due in 2009. Principal of $190.0 million on the 11% notes is due in 2008. The 13% Series A and 13.5% Series C preferred stocks are mandatorily redeemable in 2011 and 2012, respectively. Each preferred stock series has preferred dividends that are cumulative. Unpaid dividends must be paid at the stock redemption dates. At this time, the Company has no plans to pay dividends on the preferred stock prior to their redemption dates. Redemption of stated value plus cumulative unpaid dividends at the date of redemption are scheduled to amount to $436.3 million for Series A and $205.4 million for Series C. The 13.25% Series B preferred stock is not redeemable but has cumulative dividends. There are no plans to pay dividends on Series B. At September 30, 1999, cumulative dividends on series B were $5.6 million, and such dividends are scheduled to accumulate to $161.1 million in 2012. The Company has not developed any plans at this time to satisfy any of these long term cash requirements.

Other Liquidity and Capital Resources during Fiscal 1999

     The $325.0 million senior secured credit facility was amended in May 1999 by reducing the capacity under the acquisition facility from $75.0 million to the present $50.0 million and increasing the capacity of the revolving credit facility from $50.0 million to the present $75.0 million. A new subfacility B was established under the revolving credit facility to contain the additional $25.0 million capacity, with the initial $50.0 million capacity being designated as subfacility A. This modification permitted MEDIQ/PRN to have additional availability of and access to cash than formerly under the credit facility. MEDIQ/PRN used the $25.0 million additional available capacity to finance a portion of the HTD acquisition. The $200.0 million term facility portion of the credit facility was not changed.

     At September 30, 1999, principal outstanding under the credit facility was $14.0 million under subfacility A, $25.0 million under subfacility B, $50.0 million under the acquisition facility, and $199.5 million under term loans. As long as an event of default under the credit facility exists, no amounts are available under subfacility A. No further borrowing capacity is available under the acquisition and term loan facilities.

     The Company projects cash capital expenditures of $26.5 million for fiscal 2000, primarily for rental equipment. At September 30, 1999, the Company had open commitments totaling $11.1 million. Effective October 1, 1999, the Company entered into an agreement that commits the Company to purchase parts and disposable products over its 5 year term. The amount of the commitment under this agreement for fiscal 2000 is $5.0 million. Thereafter, the annual commitment will vary based on a formula that takes into consideration the quantity of inventory subject to the agreement the Company has on hand, on order and the quantity of items subject to the agreement the Company sold in the previous year. The Company expects to satisfy the commitments for fiscal 2000 with internally generated cash, since the Company does not have access to its credit facility while the facility is in default, and other means of borrowing are limited under the Company's existing debt arrangements.

     The Company has outstanding letters of credit aggregating $2.1 million in support of its various insurance policies.

Cash Flows Fiscal 1999 Compared to Fiscal 1998

     Net cash provided by operating activities for fiscal 1999 decreased by $17.3 million after adjusting fiscal 1998 for nonrecurring merger and acquisition payments of $35.0 million. These merger and acquisition payments were principally funded by borrowings initiated with the merger and refinancing. The decrease in fiscal 1999 was principally due to increased interest payments for fiscal 1999 of $25.0 million. The increased interest payments were due to the greater level of debt incurred in connection with the merger and associated refinancing in May 1998, additional indebtedness incurred in the funding of acquisitions made since May 1998 and additional working capital needs during the year. Greater working capital needs resulted from increased expenses of operations commensurate with the accelerated growth in the Company since May 1998.

     Net cash used in investing activities was greater for fiscal 1999 primarily due to the number of acquisitions made. The Company made four acquisitions in fiscal 1999 aggregating $84.1 million compared to two in fiscal 1998 aggregating $59.5 million. Each fiscal year contained one acquisition amounting to cash consideration of approximately $50.0 million. The majority of the funding for the acquisitions in each year was borrowed under the credit facility. Purchases of equipment represented the continual need to maintain adequate inventory levels with the latest available technology consistent with customer demand and growth. Equipment purchases generally were temporarily funded with amounts borrowed from working capital facilities. These working capital borrowings were subsequently repaid with cash provided by operations. Collections on notes receivable in fiscal 1998 represented substantially the entire principal amount of notes then outstanding.

     Net cash provided by financing activities was higher for fiscal 1999 principally due to the $14.0 million borrowed under the working capital portion of the credit facility during the year. Borrowings made in fiscal 1999 in the amount of $77.5 million were used to fund acquisitions, and the remaining borrowings were used for working capital needs. Debt repaid in fiscal 1999 consisted of $2.4 million in regularly scheduled monthly payments for capital leases and $.5 million for the initial scheduled installment on term loans. Repayment of the principal on the term loans in quarterly installments began in September 1999 and continues at this amount through June 2004. Net cash provided by financing activities in fiscal 1998 primarily resulted from the Company's refinancing for the principal purpose of funding the Company's merger, the acquisition of CHI Industries, and costs associated with each and the refinancing.

Cash Flows Fiscal 1998 Compared to Fiscal 1997

     Adjusting fiscal 1998 and 1997 for nonrecurring items, net cash provided by operating activities for fiscal 1998 increased by $29.3 million. Fiscal 1998 included merger and acquisition payments of $35.0 million principally funded by borrowings, and fiscal 1997 included $4.0 million in expenses associated with an aborted acquisition. Fiscal 1998 benefited from reduced interest and income tax payments of $4.6 million and $6.7 million, respectively. Reduced interest primarily resulted from the repayment of debt in fiscal 1997 with the proceeds from the sale of discontinued operations. Reduced income taxes reflected the Company's loss position in fiscal 1998 compared with taxable operations and gains on sales of operations in fiscal 1997. Also, fiscal 1997 reflected increased working capital requirements that reduced cash from operations for that year.

     Net cash used in investing activities in fiscal 1998 principally reflected two acquisitions aggregating $59.5 million and increased purchases of rental equipment of $4.6 million. Collections on notes receivable in fiscal 1998 represented substantially the entire principal amount of notes then outstanding. Net cash provided by investing activities in fiscal 1997 principally reflected the proceeds from the sale of discontinued operations of $130.3 million. The sale of the discontinued operations completed the Company's strategic initiative to focus on the core business of MEDIQ/PRN. Purchases of equipment represented the continual need to maintain adequate inventory levels with the latest available technology consistent with customer demand and growth. Equipment purchases generally were temporarily funded with amounts borrowed from working capital facilities. These working capital borrowings were subsequently repaid with cash provided by operations.

     Net cash provided by financing activities in fiscal 1998 primarily resulted from the Company's refinancing for the principal purpose of funding the Company's merger, the acquisition of CHI Industries, and costs associated with each and the refinancing. In financing the merger and acquisition, MEDIQ issued and sold $140.9 million aggregate amount at maturity of 13% senior discount debentures for gross proceeds of $75.0 million. MEDIQ/PRN entered into the $325.0 million senior secured credit facility under which was borrowed $200.0 million in term loans and issued and sold $190.0 million principal amount of 11% senior subordinated notes. The senior secured credit facility replaced a former credit facility that had been in place. In connection with the refinancing, in July 1998 the Company terminated its then existing interest rate hedging contracts and entered into two series of new interest rate hedging contracts.

The cost to terminate the previous hedging contracts was $.6 million. Net cash used in financing activities in fiscal 1997 was principally for the repayment of debt with proceeds from the refinancing undertaken at the beginning of fiscal 1997 and the sale of discontinued operations during the year.


Results of Operations

Year End Adjustments and Restatement of Fiscal 1999 Quarterly Financial Information

At the end of fiscal 1999, the Company performed an extensive review of the adequacy of the reserves for doubtful accounts and excess and obsolete inventories. The Company also reviewed the capitalization of accessories for its medical equipment and made determinations regarding the status of certain amounts on deposit and the need for additional accruals for professional fees. As a result of these reviews, the Company determined that certain adjustments should have been made. These adjustments resulted in an increase in the net loss attributable to shareholders for fiscal 1999 by $26.3 million, net of tax of $6.3 million, or $24.14 per share. The adjustments on a pretax basis consisted of charges of $19.6 million in additional provisions for doubtful accounts, $6.7 million in provisions for excess and obsolete inventories, $2.9 million for the write off of accessory costs previously capitalized, $2.3 million in professional fees, and $1.1 million in provisions for disputed deposits. The statement of operations was affected on a pretax basis as follows: rental revenue reduced by $12.0 million; cost of sales increased by $4.1 million; operating expenses increased by $12.6 million; general and administrative expenses increased by $3.4 million; and depreciation increased by $.5 million.

     Due to the magnitude of the adjustments, the Company has determined that restatement of previously published quarterly financial information is necessary. The adjustments, net of tax, and per share amounts, respectively, for each of the first three quarters were: first quarter - $1.6 million, $1.49; second quarter - $5.1 million, $4.71; third quarter, $2.9 million, $2.71.

Fiscal 1999 Compared with Fiscal 1998

     Rental revenues are derived from rentals of moveable medical equipment and support surfaces, along with related revenue share arrangements. Sales revenues are principally derived from sales of parts and disposables, along with sales of medical equipment, support surfaces, medical gases, and related revenue share arrangements. Other revenues principally consist of outsourcing services. The increase in fiscal 1999 overall revenues was apportioned 6.2% or $11.1 million to rental, 12.3% or $22.2 million to sales, and 1.9% or $3.4 million to other. The increased revenues were principally attributed to the incremental effects of acquisitions made by the Company in May, June, and November 1998, and January, February, and June 1999. The acquisition in June 1999 of HTD focused on expanding the disposable products business while also contributing to rentals of medical equipment and outsourcing services. The Company's other acquisitions principally focused on expanding the Company's rental business.

     The net increase in rental revenues for fiscal 1999 was primarily related to incremental revenues from acquisitions made since May 1998 of businesses specializing in rentals. Rentals of support surfaces increased by 102.4% or $21.3 million, to $42.1 million principally due to acquisitions, partially offset by increased charges for reserves for doubtful accounts. Rentals of medical equipment decreased by 8.4%, or $10.2 million, to $111.8 million principally as a result of increased charges for reserves for doubtful accounts, pricing concessions granted to a large national account and the termination of the Company's largest revenue share arrangement in June 1999, partially offset by incremental revenues from businesses acquired, increased volume of 4.5% in total average units on rent, and increased revenues from other revenue share arrangements. The Company experienced and continues to experience pricing pressures as a result of increased competition from other rental providers.

     The net increase in sales revenues for fiscal 1999 was primarily acquisition related. Sales of parts and disposables increased 102.4%, or $20.4 million, to $40.2 million primarily due to the incremental revenues provided by the HTD acquisition and in part to internal growth. Sales of medical equipment for fiscal 1999 increased by $1.2 million to $5.3 million as a result of internal initiatives. Sales of support surfaces for fiscal 1999 increased by $1.5 million to $1.9 million, as the Company's acquisitions of support surfaces businesses provided added equipment available for sale. Sales of gases for fiscal 1999 decreased by $.9 million to $2.7 million due to decreased volume with one predominant customer. Sales of gas to this customer are expected to continue at this level for the foreseeable future.

     Within other revenues for fiscal 1999, biomedical repair services increased by $2.6 million to $5.7 million. About half of this increase was attributed to incremental revenues provided by the biomedical repair business acquired from HTD, with the remainder provided by internal growth. Logistics services increased by $1.2 million to $3.8 million primarily from the continuation of contracts that started at various times in fiscal 1998 with one large multisite customer group and in part from a net increase in the number of contracts outstanding in fiscal 1999 compared to fiscal 1998. Reconditioning services decreased by $1.1 million to $.4 million as the Company decided to discontinue such services.

     Based on the Company's projections and revenues for the first six months of fiscal 2000, the Company's expects overall revenues for fiscal 2000 to be higher than those for fiscal 1999. Although rentals will still be the largest class of the Company's revenues, sales and other revenues are expected to each show a larger percentage of total revenues, as the overall growth will come from these classes of revenues. The increase in sales will be principally due to the added revenue base in disposable products obtained in the acquisition of HTD in June 1999. The increase in other revenues will be principally due to a full year of revenue from the biomedical repair operation obtained in the HTD acquisition coupled with expansion of established internal programs. Rental revenues are expected to be lower, as these revenues will be depressed principally by competitive pricing pressures. The Company expects competitive pricing pressures to continue with a depressing effect on its rental revenues for the foreseeable future. For the first six months of fiscal 2000, the percentage breakdown of the Company's total revenues was: rentals - 65%; sales - 28%; other - 7%. For the first six months of fiscal 2000, sale and other revenues were higher than those for the comparable prior year period, and rental revenues were lower.

     Cost of sales for fiscal 1999 included $4.0 million in charges for excess and obsolete inventories, whereas no such charges were made for fiscal 1998. Otherwise, increased costs of sales were consistent with the increase in sales. Sales margin was 11.5% for fiscal 1999 and 18.9% for fiscal 1998. This decrease was primarily due to the inventory adjustments previously cited, partially offset by higher margins associated with direct sales of parts and disposables previously subject to a revenue share arrangement that terminated in fiscal 1999 and more higher margin equipment sales in fiscal 1999 than in fiscal 1998.

     Selling expenses increased in fiscal 1999 due to the Company's expanded operations for support surfaces and parts and disposables resulting from acquisitions since May 1998.

     Operating and general and administrative expenses are viewed together because each covers a broad spectrum of expenses that crosses functions within the Company. These expenses increased for fiscal 1999 primarily due to: (i) increased provisions for bad debts of $5.5 million; (ii) increased charges for excess and obsolete inventories of $2.0 million; (iii) additional charges aggregating $3.4 million for disputed deposits and professional fees; (iv) write off of accessory costs of $2.4 million; (v) increased infrastructure and employee costs associated with larger and expanded operations connected with the growth in the business; (vi) increased service and repair and maintenance requirements associated with a larger and expanded equipment and product inventory; and (vii) the incremental effect of management fees initiated with the merger in May 1998.

     Depreciation for fiscal 1999 included $.5 million for write offs of accessory costs and fiscal 1998 included $6.0 million to write down underutilized equipment. Other than the forgoing, depreciation and amortization increased for fiscal 1999 due to additional depreciable equipment purchased and obtained in acquisitions and increased goodwill amortization from additional goodwill incurred in acquisitions made since May 1998.

     Operating margin was negative for both fiscal 1999 and 1998. The operating margin for fiscal 1999 was lower principally due to: (i) increased provisions for doubtful accounts of $19.4 million; (ii) increased provisions for inventories of $6.0; (iii) additional charges aggregating $3.4 million for disputed deposits and professional fees; (iv) a change in the mix of the revenue base, as higher margin rentals decreased and lower margin sales of parts and disposables increased; (v) effects on revenues of price concessions on generally higher margin medical equipment rentals; and (vi) increased expenses of operations related to the growth in the business coupled with increased depreciation and amortization related to acquisitions exceeding the incremental revenues generated by internal growth and acquisitions. These increases were partially offset by decreased write offs of equipment costs of $3.1 million. Fiscal 1998 included nonrecurring merger and acquisition charges of $35.0 million. For the first six months of fiscal 2000, the operating margin improved to 4.13%, but was still below the operating margin for the comparable period of fiscal 1999 on a restated basis of 9.38%.

     Operating income/loss exclusive of depreciation and amortization is known as EBITDA. EBITDA for fiscal 1999 was $40.1 million and $23.0 million for fiscal 1998. EBITDA for fiscal 1998 included nonrecurring merger and acquisition charges of $35.0 million. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service indebtedness in the medical equipment rental industry. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of a company's operating performance or as a measure of liquidity.

     Interest expense increased primarily due to the greatly increased levels of debt outstanding since May 1998 that had been incurred to finance the merger and acquisitions since that time. The portion of interest expense that represents cash was $42.1 million for fiscal 1999 and $22.7 million for fiscal 1998. The remaining interest expense primarily represented noncash accretion of the Company's 13% discount debentures and amortization of deferred debt issuance costs. Due to higher average debt outstanding, a general increase in market variable interest rates available to the Company, and the additional default rates of interest, interest expense and the related cash portion for fiscal 2000 are expected at the filing date of this report to be higher than that for fiscal 1999 by approximately $9.0 million and $7.0 million, respectively.

     The primary difference in other charges and credits between fiscal 1999 and 1998 was that fiscal 1998 included a cash receipt of $3.0 million for a settlement on a note receivable and virtually all of the remaining accretion of discount of $1.1 million on another note receivable.

     The effective tax rate for continuing operations for fiscal 1999 was 19.1% and 30.0% for fiscal 1998. The difference was principally attributable to increased valuation allowances applied against tax assets in fiscal 1999. The Company's income tax benefit at its effective tax rate for fiscal 1999 was lower than the tax benefit computed at the statutory rate as a result of the nondeductiblity of certain goodwill amortization and the nonrecognition of certain operating losses.

     Dividends and accretion on preferred stock represent accrued and unpaid dividends on all cumulative preferred stocks issued in May 1998 and accretion of the differences between carrying amounts and liquidation values on all mandatorily redeemable preferred stocks issued in June 1999. The difference between fiscal 1999 and 1998 was primarily due to the amount of time that the preferred stocks were outstanding in each year.

     Due to the magnitude of interest expense, noncash dividends and accretion on preferred stocks, and noncash depreciation and amortization, the Company expects that it will continue to report a net loss available to common shareholders for the foreseeable future.

     In March and June 2000, the Company implemented a strategic initiative to streamline the organization and increase operational response and efficiency. In the process, 250 positions were combined and/or eliminated. The Company recorded charges of approximately $2.8 million and $3.0 million in the second and third quarters of fiscal 2000 for severance and related benefits associated with the reduction.


Fiscal 1998 Compared with Fiscal 1997

     The increase in fiscal 1998 overall revenues was apportioned 11.8%, or $18.4 million, to rental, 4.9%, or $7.7 million, to sales, and (.7)%, or $(1.1) million, to other. Rental revenues for fiscal 1998 increased primarily due to acquisitions in September 1997, May 1998, and June 1998 of businesses that specialized in support surfaces. Rental revenue for medical equipment for fiscal 1998 remained flat with that for fiscal 1997, with increased revenue from revenue share activities offset by decreased revenue from equipment rentals. Revenue share activities increased principally from greater volume with ongoing customers. The decrease in medical equipment rentals was principally attributable to a shift from rental to purchase by one of the Company's large home care customers in the fourth quarter of fiscal 1997. Sales revenues for fiscal 1998 increased principally due to greater volume in all sales components, with sales of medical gases having been initiated in the fourth quarter of fiscal 1997. Other revenues decreased primarily due to the subsequent elimination of revenues for logistic services provided by MEDIQ to SpectraCair prior MEDIQ's acquisition of SpectraCair in September 1997, partially offset by increased revenues from biomedical repair services and asset management projects.

     The operating loss for fiscal 1998 included nonrecurring charges of $35.0 million related to the merger and CHI acquisition in May 1998 and a charge of $6.0 million for the write off of underutilized equipment. Contributing to the operating loss for fiscal 1998 were increased expenses for sales and operational personnel to facilitate the growth in support surfaces, parts and disposables, and outsourcing services, increased depreciation related to additional equipment purchased and obtained in acquisitions, and increased goodwill amortization due to additional goodwill incurred in acquisitions made during the fiscal year.

     Operating margin for fiscal 1998 was a negative 10.3% compared to a positive margin of 18.9% for fiscal 1997. The operating margin for fiscal 1998 included nonrecurring merger and acquisition charges of $35.0 million and fiscal 1997 included $4.0 million in expenses incurred in an aborted acquisition. The decrease in fiscal 1998 operating margin was due to the proportionately greater amount of growth in the Company's sales of lower margin parts and disposables and revenue share activities than that for its rental business. The margin was additionally depressed by added operational, sales support, and general and administrative costs in fiscal 1998 associated with actual and anticipated growth in the business and increased depreciation and amortization in fiscal 1998. EBITDA for fiscal 1998 including the nonrecurring merger and acquisition charges of $35.0 million was $23.0 million compared to that for fiscal 1997 of $59.9 million that included $4.0 million in expenses associated with an aborted acquisition.

     Interest expense increased principally as a result of the substantial increase in debt incurred in May 1998 in connection with the merger, the refinancing, and an acquisition, and the termination of then existing interest rate hedging contracts connected with the refinancing.

     Other charges and credits for fiscal 1998 included $3.0 million cash received by MEDIQ in the fourth quarter for a settlement on a note receivable from a company. Additionally, the Company recognized in fiscal 1998 virtually all of the remaining accretion of discount of $1.1 million on a previously discounted note receivable. Fiscal 1997 principally reflected a charge of $11.0 million for the repurchase of outstanding warrants of MEDIQ/PRN, offset in part by $1.8 million in accretion of a discounted note receivable. Fiscal 1997 also included a gain of $9.2 million from the sale of an equity investment offset by a $5.5 million reserve on a note receivable and $4.0 million in costs associated with an aborted acquisition.

     The Company's effective tax rate for continuing operations for fiscal 1998 was 30.0% and 45.2% for fiscal 1997. The difference is primarily attributable to the nondeductibility in fiscal 1997 of the MEDIQ/PRN warrants repurchased in that year. The Company's income tax benefit at its effective tax rate for fiscal 1998 was lower than the tax benefit computed at the statutory rate as a result of the nondeductiblity of certain goodwill amortization and the nonrecognition for state income tax purposes of certain operating losses.

     In the fourth quarter of fiscal 1998, the Company recognized $2.0 million in gain on disposal of discontinued operations from cash received of $2.9 million in settlement of an equity investment disposed of in fiscal 1997. Disposal of discontinued operations for fiscal 1997 included disposals of five separate operations, the most significant of which resulted in an after tax gain of $32.6 million.

     The difference between fiscal 1998 and 1997 in the extraordinary loss associated with the early retirement of debt reflected the relative costs associated with debt retired of $143.9 million in fiscal 1998 compared to $307.6 million in fiscal 1997.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk is changes in interest rates as the loan facilities under MEDIQ/PRN's credit facility are subject to variable rates of interest. The variable interest rates impacting MEDIQ/PRN are LIBOR and prime, which are the interest rate options available under the credit facility.

     As required under the terms of the credit facility, MEDIQ/PRN entered into a swap contract in a notional amount of $100.0 million. To mitigate potential unfavorable interest rate positions relative to the swap, MEDIQ/PRN entered in two separate collar contracts each in the notional amount of $50.0 million. The swap and collar contracts hedge MEDIQ/PRN's interest rate exposure and terminate in fiscal 2003 (see below). MEDIQ/PRN did not enter into the swap or collars for trading or speculative purposes.

     The following table summarizes the Company's market risks associated with debt outstanding at September 30, 1999 and 1998. The table assumes future cash flows associated with this debt notwithstanding the default of the credit facility. Fair values of fixed rate debt were determined based on market prices, except for capital leases which were determined by the present values of the future monthly lease payments based on the interest rates associated with the leases at their inception. The fair values of variable rate debt were based on interest rates in effect on the debt at September 30, 1999 and 1998, respectively, because the short term variable nature of the rates were reflective of market conditions at these dates. The fair values of the swap and collars are the estimated amounts to settle the contracts if terminated at September 30, 1999 and 1998, respectively. The information presented in the table should be read in conjunction with Notes K, O, and P to the consolidated financial statements.

     The debt cash flows represent scheduled principal repayments and maturities as they existed for principal amounts outstanding at September 30, 1999 and 1998, respectively, and their related rates of interest for fixed rate debt. Variable interest rates for all periods presented represent the weighted average rates of the associated debt outstanding at September 30, 1999 and 1998, respectively. Amounts at September 30, 1998 presented herein have been adjusted from the amounts presented last year to conform to the current year presentation. The amounts in the table are presented without giving effect to any potential acceleration of debt in respect of the default under the credit facility and violations under the indentures.

                                            Expected Fiscal Year of Maturity
                                            (in thousands, except percentages)

                                                                                                                            Fair
                                  2000       2001       2002          2003          2004       Thereafter      Total       Value
                                  ----       ----       ----          ----          ----       ----------      -----       -----
At September 30, 1999
Fixed rate debt:
Principal due (a)               $   784    $   441    $    70    $   561 (c)     $   --      $330,885 (d)    $332,741    $184,165
Average interest rate (a)          7.75%      7.83%     10.09%     7.73% (c)                   11.85% (d)
Variable rate debt:
Principal due (b)               $10,437    $14,187    $17,469    $21,219         $55,188     $170,000        $288,500    $288,500
Average interest rate (b)          7.81%      7.81%      7.81%     7.81%           7.81%        7.81%
At September 30, 1998
Fixed rate debt:
Principal due (a)               $   262    $   166    $    --    $   514 (c)     $    --     $330,885 (d)    $331,827    $249,035
Average interest rate (a)          8.86%      8.08%                7.50% (c)                   11.85% (d)
Variable rate debt:
Principal due (b)               $ 2,000    $ 2,000    $ 2,000    $ 2,000         $21,500     $170,000        $199,500    $199,500
Average interest rate (b)          8.50%      8.50%      8.50%     8.50%           8.50%        8.50%

(a)  Represents capital lease obligations except as otherwise noted.

(b)  Represents amounts outstanding under the credit facility.

(c)  Includes $514 of 7.50% subordinated exchangeable debentures.

(d) Represents $190,000 of 11% senior subordinated notes and full accreted face value of $140,885 of 13% senior discount debentures. At September 30, 1999, carrying value of the discount debentures was $88,086.

     MEDIQ/PRN entered into the interest rate swap in July 1998 in connection with the credit facility. The swap expires in 2003. The swap effectively fixes MEDIQ/PRN's borrowing rate on $100.0 million of outstanding debt at 5.35% until July 2003 as long as the three month LIBOR rate does not exceed 6.25%. MEDIQ/PRN owes the counterparty to the swap when the three month LIBOR rate is less than 5.35% and MEDIQ/PRN is due from the counterparty when the rate is greater than 5.35%. Cash amounts exchanged are based on the rate differential for the applicable three month period times the notional amount of $100.0 million. If on the rate setting date the three month LIBOR rate exceeds 6.25%, the swap temporarily terminates until the three month LIBOR rate on a succeeding setting date is below 6.25%. The three month LIBOR rate is set quarterly at the market rate on or the closest business day to January 3, April 3, July 3, and October
3. On the latest rate setting date of April 3, 2000, the market three month LIBOR rate was 6.29%. MEDIQ/PRN would have received an estimated $60 thousand if the swap were terminated at September 30, 1999. At September 30, 1998, termination of the swap would have cost MEDIQ/PRN an estimated $2.9 million. The foregoing estimated amounts were determined by the counterparty to the swap based on prevailing market conditions at each date.

     MEDIQ/PRN entered into the two collars in July 1998 to mitigate its exposure to three month LIBOR rates above 7.00%. The collars expire in 2003 (see below). The collars are marked to the market three month LIBOR rate as set quarterly on or the closest business day to March 10, June 10, September 10, and December 10. The weighted average ceiling and floor rates are 7.00% and 5.03%, respectively. MEDIQ/PRN owes the counterparties to the collars when the three month LIBOR rate is less than the respective contracted floor rates and

MEDIQ/PRN is due from the counterparties when the rate is greater than the contracted ceiling rates. Cash amounts exchanged for each collar are based on the rate differential for the applicable three month period times the contracted notional amount of $50.0 million. On the latest rate setting date of March 10, 2000, the market three month LIBOR rate was 6.13%. MEDIQ/PRN would have received an estimated aggregate of $1.0 million if the collars were terminated at September 30, 1999. At September 30, 1998, termination of the collars would have cost MEDIQ/PRN an estimated aggregate of $2.2 million. The counterparties to the collars determined the foregoing estimated amounts based on prevailing market conditions at each date.

     Market LIBOR rates in effect for MEDIQ/PRN declined to 5.00% in March 1999, and have steadily climbed since then to 6.29% in effect at the filing date of this report. The market prime rate available to MEDIQ/PRN has increased periodically in increments of 25 basis points from 8.00% in June 1999 to 9.50% at the filing date of this report. An increasing prime rate has important consequences to MEDIQ/PRN for debt outstanding under the credit facility due to its inability to renew LIBOR contracts while the facility is in default. Any amounts outstanding under expiring LIBOR contracts automatically convert to the prime rate of interest while the Company is in default under the credit facility. The Company cannot predict whether interest rates will continue to rise and by how much, and therefore cannot predict the future extent of its interest rate risk on debt outstanding, the swap, and the collars.

     For fixed rate debt, changes in principal due and the weighted average rates at September 30, 1999 when compared to September 30, 1998 for the periods presented are due to the additional capital leases obtained by the Company in acquisitions during fiscal 1999. For variable rate debt, changes in principal due at September 30, 1999 when compared to September 30, 1998 for the periods presented represent principal outstanding on acquisition loans and revolving credit facilities at September 30, 1999 amounting to $89.0 million and related scheduled repayments thereon. No debt was outstanding under these facilities at September 30, 1998. Changes in the weighted average interest rates for variable rate debt at September 30, 1999 when compared to September 30, 1998 for the periods presented reflect the lower prevailing market interest rates existing at September 30, 1999 compared to September 30, 1998. Changes in the fair values displayed in the table reflect the difference in the prevailing market interest rate conditions existing at September 30, 1999 when compared to September 30, 1998.

     As a result of the defaults under the credit facility, effective January 4, 2000, MEDIQ/PRN began incurring default rates of interest and margins on debt outstanding under the credit facility. The default rates consist of additional interest of two percent per annum. The default rates will be in effect until the defaults are cured. At January 4, 2000, rates of interest including applicable margins on debt outstanding under the credit facility increased from 9.50% to 11.75% on $18.0 million, 8.375% to 10.625% on $80.0 million, and 8.875% to
11.125% on $199.0 million. LIBOR contracts under the credit facility cannot be renewed while defaults exist thereunder. Therefore, LIBOR contracts that expire automatically convert to the default prime rate of interest. At the filing date of this report, LIBOR contracts for $8.0 million and $1.0 million that had been outstanding at 10.625% and 11.125%, respectively, were converted to prime rate borrowings at 12.25%. LIBOR contracts outstanding at the filing date of this report scheduled to expire in June 2000 amounting to $198.0 million at 10.625% and $72.0 million at 11.125% will also convert to prime rate borrowings at that time should the defaults not be cured. Due to higher average debt outstanding, a general increase in market variable interest rates available to the Company, and the additional default rates of interest, interest expense and the related cash portion for fiscal 2000 are expected at the filing date of this report to be higher than that for fiscal 1999 by approximately $9.0 million and $7.0 million, respectively.

     In connection with the default under the senior credit facility, MEDIQ/PRN was notified by the counterparty to one of the collars that the agreement was terminated effective May 11, 2000. As a result of this early termination of the agreement, the counterparty owes MEDIQ/PRN approximately $1.0 million that will be utilized to repay amounts outstanding under the credit facility. On June 7, 2000 and June 8, 2000, the Company was notified by the counterparties for its other collar agreement and its interest rate swap that such arrangements would be terminated shortly due to the defaults under the credit facility. The Company received $.6 million as a result of such terminations, and the funds were utilized to repay amounts outstanding under the credit facility.

New Accounting Pronouncements

     In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137 that delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. At the filing date of this report, the Company has not determined the impact the adoption of SFAS No. 133 will have on the Company's financial statements.


Year 2000

     The Company did not incur any Year 2000 related problems concerning its equipment on rent and business operations on January 1, 2000 through the filing date of this report. All rental equipment performed safely as represented by equipment manufacturers or as indicated by separate assessments conducted by the Company. There were no disruptions in business operations, as all of the Company's information systems performed seamlessly in the transition to the new year and there were no Year 2000 related interruptions in external services provided to the Company. There was no need by the Company to employ any contingency measures in any of its operations with respect to Year 2000 issues.

     It is possible that some Year 2000 problems related to the Company's rental equipment and information systems and those related to customers and suppliers may manifest later in Year 2000. However, based on what was experienced on January 1, 2000 through the filing date of this report, the Company believes that the potential for wide spread problems materially impacting the Company has passed. The Company further believes that any Year 2000 problems that may yet occur will most likely be isolated incidences that will not materially impact the Company. The Company will rely on its general contingency measures routinely in place concerning the overall continued operations of the business to address isolated problems that may occur. The Company cannot make any assurances about the later occurrence of any Year 2000 problems and their impact on the Company's financial position and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                           Page
                                                                           ----
Independent Auditors' Report                                                29

Consolidated Statements of Operations -
 Three Years Ended September 30, 1999                                       30

Consolidated Balance Sheets - September 30, 1999 and 1998                   31

Consolidated Statements of Stockholders' Equity (Deficiency) -
 Three Years Ended September 30, 1999                                       32

Consolidated Statements of Cash Flows -
 Three Years Ended September 30, 1999                                       33

Notes to Consolidated Financial Statements                             34 - 57

                          Independent Auditors' Report


To the Board of Directors and Stockholders of MEDIQ Incorporated
Pennsauken, New Jersey

     We have audited the accompanying consolidated balance sheets of MEDIQ Incorporated and subsidiaries (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended September 30, 1999. Our audits also include the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MEDIQ Incorporated and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that MEDIQ Incorporated and subsidiaries will continue as a going concern. As discussed in Notes B and X to the consolidated financial statements, the Company is in default of a number of covenants under various debt facilities. The lenders for the Company's senior credit facility invoked their right to block the Company's June 1, 2000 payment of interest on the Company's 11% notes. In addition, the Company did not pay the required default interest due under the senior credit facility through June 30, 2000 and deferred the principal payment due on June 30, 2000. Also, the Company has incurred recurring losses from operations and has negative working capital and a significant stockholders' deficiency at September 30, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

June 1, 2000, except for Note X, as to
which the date is June 30, 2000

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year Ended September 30,
                                                                       ------------------------------------------------
                                                                         1999                 1998                 1997
                                                                       --------             --------             --------
                                                                           (in thousands, except per share amounts)
Revenues:
  Rental                                                               $153,865             $142,736             $124,316
  Sales                                                                  50,137               27,928               20,230
  Other                                                                  13,679               10,252               11,414
                                                                       --------             --------             --------
                                                                        217,681              180,916              155,960
Expenses of Operations:
  Cost of sales                                                          44,347               22,659               16,334
  Operating                                                              76,880               63,072               46,139
  Selling                                                                27,118               16,590               13,353
  General and administrative                                             29,187               20,586               20,271
  Merger and acquisition charges                                             --               35,021                   --
  Depreciation and amortization                                          42,667               41,692               30,359
                                                                       --------             --------             --------
                                                                        220,199              199,620              126,456
                                                                       --------             --------             --------

Operating Income (Loss)                                                  (2,518)             (18,704)              29,504

Other (Charges) and Credits:
  Interest expense                                                      (55,095)             (27,894)             (19,107)
  Interest income                                                           842                  948                2,069
  Other - net                                                               142                4,124               (9,573)
                                                                       --------             --------             --------

(Loss) Income from Continuing Operations before
  Income Taxes                                                          (56,629)             (41,526)               2,893
Income Tax (Benefit) Expense                                            (10,822)             (12,455)               5,134
                                                                       --------             --------             --------

Loss from Continuing Operations before Disposal of
  Discontinued Operations and Extraordinary Items                       (45,807)             (29,071)              (2,241)
Net Gain on Disposal of Discontinued Operations (net of
  income taxes of $875 in 1998 and $20,507 in 1997)                          --                2,044               34,941
                                                                       --------             --------             --------
(Loss) Income before Extraordinary Items                                (45,807)             (27,027)              32,700
Extraordinary Loss - Early Retirement of Debt (net of income
  taxes of $(1,939) in 1998 and $(5,316) in 1997)                            --               (4,527)              (8,037)
                                                                       --------             --------             -------- -

Net (Loss) Income                                                       (45,807)             (31,554)              24,663
Dividends and Accretion on Preferred Stock                              (19,411)              (6,149)                  --
                                                                       --------             --------             --------

Net (Loss) Income Attributable for Common Shareholders                 $(65,218)            $(37,703)            $ 24,663
                                                                       ========             ========             ========

Basic and Diluted Earnings per Share:
  Continuing operations, net of dividends and accretion
    on preferred stock                                                 $ (59.94)            $  (2.05)            $   (.09)
  Disposal of discontinued operations                                        --                  .12                 1.38
  Extraordinary items                                                        --                 (.26)                (.32)
                                                                       --------             --------             --------
  Net (loss) income available for common shareholders                  $ (59.94)            $  (2.19)            $    .97
                                                                       ========             ========             ========
  Weighted average number of common shares outstanding                    1,088               17,205               25,297
                                                                       ========             ========             ========

                 See Notes to Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,
                                                                            --------------------------------
                                                                               1999                   1998
                                                                            ----------             ----------
                                                                                     (in thousands)
                                            Assets
Current Assets:

  Cash                                                                      $       9              $   2,411
  Accounts receivable (net of allowance of $24,435 for
    1999 and $11,432 for 1998)                                                 53,836                 52,659
  Inventories - net                                                            17,313                 21,820
  Deferred income taxes                                                            --                  6,267
  Other current assets                                                          5,006                  3,656
                                                                            ---------              ---------
         Total Current Assets                                                  76,164                 86,813

Property, Plant, and Equipment - net                                          112,233                103,917
Goodwill - net                                                                142,002                 91,121
Deferred Financing Costs - net                                                 18,322                 20,013
Other Assets                                                                   12,872                  7,354
                                                                            ---------              ---------

Total Assets                                                                $ 361,593              $ 309,218
                                                                            =========              =========
                           Liabilities and Stockholders' Deficiency
Current Liabilities:
  Current portion of long term debt                                         $ 567,884              $   2,037
  Accounts payable                                                             17,502                 14,152
  Accrued expenses                                                             24,773                 20,569
Other current liabilities                                                       1,138                    281
                                                                            ---------              ---------
         Total Current Liabilities                                            611,297                 37,039

Senior Debt                                                                       557                277,490
Subordinated Debt                                                                  --                190,514
Deferred Income Taxes                                                           1,779                 14,019
Other Liabilities                                                               6,748                  2,472
Mandatorily Redeemable Preferred Stock (liquidation preference
  of $135,956 for 1999 and $113,037 for 1998)                                 130,955                113,037
Commitments and Contingencies (Note U)                                             --                     --
Stockholders' Deficiency:
  Series B 13.25% Cumulative Compounding Perpetual
    Preferred Stock ($.01 par value)                                               31                     30
  Common stock ($.01 par value: authorized 30,000 shares;
    issued and outstanding - 1,119 for 1999 and 1,075 for 1998)                    11                     11
  Capital in excess of par value                                               42,277                 41,450
  Accumulated deficit                                                        (432,062)              (366,844)
                                                                       --------------              ---------
         Total Stockholders' Deficiency                                      (389,743)              (325,353)
                                                                        -------------              ---------

Total Liabilities and Stockholders' Deficiency                              $ 361,593              $ 309,218
                                                                            =========              =========

                 See Notes to Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (in thousands)

                                                              Series B Cumulative
                                                                  Compounding
                                       Series A                    Perpetual
                                     Preferred Stock            Preferred Stock              Common Stock
                                     ----------------         -------------------       -----------------------   Capital in
                                     Shares                    Shares                    Shares                   Excess of
                                     Issued    Amount          Issued    Amount          Issued          Amount   Par Value
                                     ------    ------         --------   ------         -------         -------   ----------
 Balance October 1, 1996              6,688   $ 3,344                                    19,191         $ 19,191   $21,517

 Net income
 Conversion of subordinated
   debentures to common stock                                                               833              833     5,417
 Conversion of preferred stock
   to common stock                      (44)      (22)                                       44               44       (22)
 Acquisition of SpectraCair
 Stock options exercised                                                                                     215
                                     ------   -------                                   -------         --------   -------
 Balance September 30, 1997           6,644     3,322                                    20,068           20,068    27,127

 Net loss
 Recapitalization                    (6,644)   (3,322)         3,000      $30           (18,993)         (20,057)   13,605
 Issuance of warrants                                                                                                  743
 Stock options exercised                                                                                               (25)
 Dividends earned on cumulative
   preferred stock
                                     ------   -------          -----      ---           -------         --------   -------
 Balance September 30, 1998              --        --          3,000       30             1,075               11    41,450

 Net loss
 Issuance of stock                                               146        1                44               --       827
 Dividends earned on cumulative
   preferred stock
 Accretion on redeemable
   preferred stock
                                     ------   -------          -----      ---           -------         --------   -------
 Balance September 30, 1999              --    $   --          3,146      $31             1,119         $     11   $42,277
                                     ======    ======          =====      ===           =======         ========   =======

                                    (Accumulated
                                      Deficit)
                                      Retained                Treasury
                                      Earnings                  Stock
                                    ------------              --------
 Balance October 1, 1996             $ (21,771)               $(4,836)

 Net income                             24,663
 Conversion of subordinated
   debentures to common stock
 Conversion of preferred stock
   to common stock
 Acquisition of SpectraCair                                      (404)
 Stock options exercised                                          434
                                     ---------                -------
 Balance September 30, 1997              2,892                 (4,806)

 Net loss                              (31,554)
 Recapitalization                     (332,033)                 4,651
 Issuance of warrants
 Stock options exercised                                          155
 Dividends earned on cumulative
   preferred stock                      (6,149)
                                     ---------                -------
 Balance September 30, 1998           (366,844)                    --

 Net loss                              (45,807)
 Issuance of stock
 Dividends earned on cumulative
   preferred stock                     (19,355)
 Accretion on redeemable
   preferred stock                         (56)
                                     ---------                -------
 Balance September 30, 1999          $(432,062)               $    --
                                     =========                =======

                 See Notes to Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended September 30,
                                                                                   ---------------------------------------------
                                                                                      1999              1998             1997
                                                                                   ----------        ----------         -------
Cash Flows From Operating Activities                                                               (in thousands)
------------------------------------
Net (loss) income                                                                  $ (45,807)         $ (31,554)        $24,663
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
         Depreciation and amortization                                                42,667             41,692          30,359
         Deferred income taxes                                                       (10,893)           (13,459)         26,921
         Accretion on discount debentures                                             10,524              3,305              --
         Provision for doubtful accounts                                              27,302              7,912           3,234
         Provision for inventory reserves                                              6,563                533              --
         Reserve on note receivable                                                       --                 --           5,523
         Discontinued operations - net                                                    --                 --         (34,281)
         Extraordinary item - early retirement of debt                                    --              6,466           2,879
         Gain on sale of Cardinal stock                                                   --                 --          (9,213)
         Equity participation - MEDIQ/PRN warrants                                        --                 --          11,047
         Other                                                                         2,083              1,478           1,751
Decrease (increase) in working capital, excluding
  effects of acquisitions:
         Accounts receivable                                                         (12,909)           (16,441)         (8,067)
         Inventories                                                                     167             (7,037)         (6,397)
         Accounts payable                                                             (3,080)             4,773          (1,577)
         Accrued expenses                                                                861             (1,297)         (4,402)
         Federal and state taxes payable                                               1,839              2,184         (36,273)
         Other current assets and liabilities                                         (2,128)               913          (4,930)
                                                                                   ---------          ---------         -------
Net cash provided by (used in) operating activities                                   17,189               (532)          1,237

Cash Flows From Investing Activities
Purchases of equipment                                                               (22,452)           (20,022)        (15,458)
Acquisitions                                                                         (84,105)           (59,468)         (1,915)
Collection of notes receivable                                                            --              7,862              --
Proceeds from sale of discontinued operations                                             --                 --         130,259
Repurchase of MEDIQ/PRN warrants                                                          --                 --         (12,500)
Other                                                                                    985               (603)            947
                                                                                   ---------          ---------         -------
Net cash (used in) provided by investing activities                                 (105,572)           (72,231)        101,333

Cash Flows From Financing Activities
Borrowings                                                                            89,000            464,257         214,000
Debt repayments                                                                       (2,316)          (143,889)       (307,639)
Issuance of capital stock                                                                 --            148,983              --
Repurchase of capital stock                                                               --           (377,875)             --
Deferred financing fees                                                                 (703)           (20,814)         (8,874)
Other                                                                                     --                873             363
                                                                                   ---------          ---------         -------
Net cash provided by (used in) financing activities                                   85,981            71,535         (102,150)
                                                                                   ---------          ---------         -------
(Decrease) increase in cash                                                           (2,402)            (1,228)            420
Cash:
  Beginning balance                                                                    2,411              3,639           3,219
                                                                                   ---------          ---------         -------
  Ending balance                                                                   $       9          $   2,411         $ 3,639
                                                                                   =========          =========         =======
Supplemental disclosure of cash flow information:
  Interest paid                                                                    $  41,722          $  16,746         $21,381
                                                                                   =========          =========         =======
  Net income taxes (refunded) paid                                                 $  (1,768)         $     833         $ 7,553
                                                                                   =========          =========         =======
Supplemental disclosure of noncash investing and financing activities:
 Common and preferred stock issued in an acquisition                               $   3,545          $      --         $    --
                                                                                   =========          =========         =======
 Equipment financed under capital leases                                           $      --          $     534         $    --
                                                                                   =========          =========         =======
 Conversion of 7.25% subordinated debentures into common stock                     $      --          $      --         $ 6,251
                                                                                   =========          =========         =======

                 See Notes to Consolidated Financial Statements

Note A - Summary of Significant Accounting Policies

Description of operations

     MEDIQ Incorporated (which collectively with its wholly owned subsidiary MEDIQ/PRN Life Support Services, Inc. and MEDIQ/PRN's subsidiaries is referred to as the Company) through MEDIQ/PRN rents movable critical care and life support medical equipment and support surfaces, sells and distributes disposable products, accessories, and repair parts, and provides outsourcing services to the health care industry principally throughout the United States. MEDIQ/PRN along with its wholly owned subsidiaries MEDIQ Management Services, Inc. and MEDIQ/PRN Canada, Inc. are the only operating companies. MEDIQ Management Services, Inc. provides consulting services to the acute care hospital industry and management services to several diagnostic imaging centers primarily in the mid-Atlantic region. MEDIQ/PRN Canada was established in fiscal 1999 to conduct business in Canada.

Principles of consolidation

     The consolidated financial statements include the accounts of the Company. Investments in companies last owned by the Company in fiscal 1997 that were owned 20% to 50% were accounted for under the equity method of accounting. All significant intercompany transactions and balances have been eliminated in consolidation.

Reserves for doubtful accounts

     The Company provides reserves for doubtful accounts, which includes provisions for bad debts and credit memos, based upon historical trends adjusted, as appropriate, for specific uncollectible accounts and other estimates and assumptions deemed appropriate by management. Charges for such reserves are reflected either in revenue or operating expenses depending upon the nature of the charge.

Inventories

     Inventories, which consist primarily of disposable products and repair parts for rental equipment, are stated at the lower of cost (first-in, first-out method) or market. Excess and obsolete inventories are carried at net realizable values.

Property, plant, and equipment

     Rental equipment, equipment and fixtures, buildings and improvements, and land are recorded at cost. Capital leases are recorded at the lower of fair market value or the present value of future lease payments. The Company provides straight line depreciation and amortization over the estimated useful lives (rental equipment, equipment and fixtures - 2 to 10 years; buildings and improvements - 10 to 25 years). Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments that extend the useful lives of the related items are capitalized and depreciated.

Goodwill

     The cost of businesses acquired in excess of the fair value of the net assets acquired is amortized on a straight line basis primarily over 20 years. Accumulated amortization was $23.1 million and $16.7 million at September 30, 1999 and 1998, respectively.

Deferred financing costs

     Costs incurred in the issuance of long term debt are amortized over the term of the related debt instrument. Accumulated amortization was $3.2 million and $.9 million at September 30, 1999 and 1998, respectively.

Carrying value of long term assets

     The Company evaluates the carrying value of long term assets, including rental equipment, goodwill, and other intangible assets, based upon current and anticipated undiscounted cash flows, and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

Deferred income taxes

     The liability method is used under which deferred income taxes are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities. The deferred income taxes are measured using enacted tax rates and laws that will be in effect when the underlying assets or liabilities are expected to be received or settled. Valuation allowances are applied against deferred income tax assets based on the probability of utilization of the underlying tax deductions, credits, and loss carryforwards in future income tax returns.

Stock based compensation

     The Company accounts for stock options issued using the intrinsic value method. The stock option plan is considered to be a fixed award plan for which compensation cost is recognized for the excess, if any, of the fair value at the date of grant of the option of the common stock underlying the option over the exercise price of the option.

Accretion on debt issued at a discount

     Debentures issued at a discount from their full face value were initially recorded at the amount of the discounted cash proceeds received. The difference between the carrying amount and the full face value of the debentures is accreted to interest expense and to the carrying amount of the debentures using the interest method at the effective rate of interest. The accretion is over the discount period that ends with the date that cash interest begins to accrue, at which time the carrying amount of the debentures will equal their full face value.

Accretion on redeemable preferred stock

     The difference between the mandatory redemption amount and carrying amount of mandatorily redeemable preferred stock is accreted to the carrying amount. The term of the accretion is from the date of issuance of the stock to the stock's scheduled redemption date. Accretion is based on the interest method. The accretion is added to the carrying amount of the stock so that the carrying amount will equal the redemption amount at the scheduled date of redemption. Amounts accreted are charged to accumulated deficit and are deducted in arriving at the net amount available for common shareholders on the statement of operations.

Revenue recognition

     Rental revenue is recognized in accordance with the terms of the related rental agreement and/or the usage of the related rental equipment, net of reserves for credit memos. Revenues from other activities are recognized as services are rendered, income is earned, or products are shipped, net of reserves for credit memos.

     The Company has revenue share arrangements with original equipment manufacturers ("OEM's") whereby the Company rents moveable medical equipment and support surfaces and sells disposable products owned by the OEMs to the Company's customers. Under these arrangements, the Company bills the customer and pays the OEMs a fee based upon a percentage of the amount billed. The Company bears the risk of loss relating to the equipment and collection of revenue. Revenue related to the rental of equipment owned by the OEMs is included in rental revenue while the related fees are reflected in operating expenses. Revenue related to the sale of the OEMs' disposable products is included in sales while the related fees are reflected in cost of goods sold. Amounts due to the OEMs are recorded in the same period that the related revenue is recognized.

Professional fees

     The Company provides accruals for professional fees, such as accounting, legal, etc., in the period that the services the events such fees relate to first occur.

Earnings per share

     Basic earnings per share ("EPS") is computed by dividing net income or loss available for/attributable to common shareholders, as well as other applicable items in the statement of operations, by the weighted average number of common shares outstanding during the respective periods. Diluted EPS gives effect to potential common shares outstanding during the respective periods and related adjustments to the net amount available for/attributable to common shareholders and other reportable items as applicable. No potential common shares are included in the computation of any diluted per share amount when a loss from continuing operations exists, even if the entity reports net income. Accordingly, for the Company basic and diluted per share amounts and the respective weighted average number of common shares outstanding presented on the face of the statement of operations are the same within each period presented because of a loss from continuing operations in each period. Excluded from the computation of EPS are outstanding warrants and options to purchase the Company's common stock aggregating 91,209 and 53,470 shares, respectively. The disparity in the per share amounts for fiscal 1999 compared to the preceding fiscal years presented is due to the greatly reduced number of common shares outstanding that resulted from the merger in May 1998. (See Note C)

Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions. The Company utilizes estimates in determining the allowance for doubtful accounts, reserves to reduce inventory to net realizable value, certain accrued costs, and depreciation and amortization of certain costs.

Reclassification of accounts

     Certain reclassifications have been made to conform prior years' balances to the current year presentation.


Note B - Default of Indebtedness and Going Concern

     MEDIQ/PRN was in default of a number of covenants under its senior secured credit facility, including timely filing of financial information for fiscal 1999 and fiscal 2000 and meeting certain financial ratios. Potential additional events of default concerning financial covenants may exist as a result of the restatements of fiscal 1999 quarterly financial information. The lenders to the credit facility have the right to accelerate payment of all amounts outstanding under the facility as a result of these defaults. Although the lenders have not yet exercised that right, there can be no assurance that they will not do so in the future.

     Until a formal agreement relating to the defaults and potential defaults is reached with the lenders, the Company is unable to access the credit facility and must fund its working capital needs through other sources of cash. For the first six months of fiscal 2000, the Company has had adequate funds from its working capital and operating activities to fund operations, including capital expenditures and debt service. However, the Company's current cash forecast indicates additional sources of cash will be required to meet future working capital needs, including the funding of the June 2000 debt service payments aggregating approximately $24.1 million, of which $10.5 million is for interest on the 11% notes. (See Note X.)

     The indenture to the 11% notes permit the lenders under the senior credit facility to elect to block the payment of amounts due and payable with respect to the 11% notes for a period of up to 180 days. This payment blockage may occur during a period of default under the credit facility in which the maturity of debt outstanding thereunder may be accelerated. Pursuant to a letter dated May 25, 2000, the lenders to the credit facility have sent notice to the trustee for the 11% notes and the Company to effect a payment blockage on the 11% notes such that the semiannual interest payment of $10.5 million payable on June 1, 2000 was not made. Any nonpayment of interest on the 11% notes existing for more than 30 days would be an event of default under the indenture to the 11% notes. As long as the maturity of the debt outstanding under the credit facility has not been accelerated, payments with respect to the 11% notes may be continued after the payment blockage period expires.

     As a result of the defaults, effective January 4, 2000, MEDIQ/PRN began incurring default rates of interest and margins on debt outstanding under the credit facility. The default rates consist of additional interest of two percent per annum. The default rates will be in effect until the defaults are cured. At January 4, 2000, rates of interest including applicable margins on debt outstanding under the credit facility increased from 9.50% to 11.75% on $18.0 million, 8.375% to 10.625% on $80.0 million, and 8.875% to 11.125% on $199.0 million.

     LIBOR contracts under the credit facility cannot be renewed while defaults exist thereunder. Therefore, LIBOR contracts that expire automatically convert to the default prime rate of interest. At the filing date of this report, LIBOR contracts for $8.0 million and $1.0 million that had been outstanding at 10.625% and 11.125%, respectively, were converted to prime rate borrowings at 12.25%. Outstanding LIBOR contracts scheduled to expire in June 2000 amounting to $198.0 million at 10.625% and $72.0 million at 11.125% will also convert to prime rate borrowings at that time should the defaults not be cured.

     While the credit facility is in default, the ultimate disposition of the debt outstanding thereunder is under the control of the lenders to the facility. As a result, all outstanding principal under the credit facility at September 30, 1999 of $288.5 million was classified as a current liability. The amount of principal outstanding under the credit facility at the filing date of this report was $297.0 million.

     The Company is in violation of covenants under the indentures governing MEDIQ's 13% Senior Discount Debentures due 2009 and MEDIQ/PRN's 11% Senior Subordinated Notes due 2008 with respect to the timely filing of financial information for fiscal 1999 and fiscal 2000. Upon written notice from the trustees or holders of at least 25% of the outstanding debt under either indenture that the Company is in default of these covenants, the Company will have 30 days to cure the default. Failure to cure the default would give rise to an event of default under the indentures. There would be additional events of default under the indentures if the lenders to the senior credit facility ultimately decide to accelerate the indebtedness outstanding under the facility and such acceleration is not rescinded within 10 days. If events of default exist under the indentures, the trustees or the holders of at least 25% of the outstanding debt under either indenture, in each case subject to certain rights of the credit facility, will be entitled to accelerate the payment of all principal and interest outstanding under the affected indenture. At the filing date of this report, the Company has not received a notice of default with respect to either indenture.

     The indentures discussed above as well as the indenture for MEDIQ's 7.50% Exchangeable Debentures due 2003 contain cross default provisions that accelerate debt outstanding under each in the event that outstanding debt under any other loan arrangement is in default and thereby accelerated. Because the Company does not control the ultimate disposition of the debt outstanding under the credit facility, all outstanding principal under the indentures at September 30, 1999 of $278.6 million was classified as a current liability. As of May 31, 2000, the amount of principal outstanding under the indentures was $286.5 million.

     The Company does not have sufficient current assets nor does it presently have any other available sources of capital to satisfy the current liability represented by the potential to accelerate amounts outstanding under the credit facility and indentures. In addition, the credit facility permits the lenders thereunder the right to liquidate collateral under the security agreement thereto to satisfy amounts outstanding. The credit facility is secured by a first priority lien and security interests in substantially all tangible and intangible assets of MEDIQ/PRN and its subsidiaries.

     The Company has incurred recurring losses from operations, has negative working capital, and a significant shareholders deficiency. These conditions plus the foregoing circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company cannot predict at this time what actions may be taken with respect to its continued existence.

     The Company is in discussions with the lenders to the credit facility to reach a formal agreement with respect to the defaults and potential defaults. The Company cannot predict what such agreement may consist of and what effects may ensue on the operations of the Company. Also, the Company is uncertain as to what actions will be taken by the lenders to the credit facility if the defaults are not cured.

     The Company is currently investigating alternative sources of liquidity sufficient to meet working capital needs in a way that is satisfactory to its lenders. In the meantime, the Company has implemented an aggressive cash management program. This program consists of daily scrutiny and monitoring of cash receipts and disbursements as well as more intensive cash collection efforts. There can be no assurance that this cash management program will be effective or successful.

     The amount of the current portion of debt outstanding at September 30, 1999 excluding the potentially accelerated amounts discussed above would be $11.2 million. Notwithstanding the foregoing discussion, the financial statements herein have been presented on the basis of a going concern.


Note C - Merger, Reorganization, Refinancing, and Recapitalization

     In May 1998, MEDIQ underwent a merger with MQ Acquisition Corporation in which MEDIQ continued as the surviving company. MQ was organized by affiliates of the firms of Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS"), Ferrer Freeman Thompson & Co. LLC ("FFT"), and Galen Associates ("Galen") solely for their purpose of obtaining a controlling interest in MEDIQ. In the merger, a new series of MEDIQ's common stock, which became the only voting security, was issued. For accounting purposes, the merger was treated as a recapitalization. Accordingly, the historical basis of the Company's assets and liabilities was not affected. Upon the merger, MQ was dissolved. In connection with the merger, a corporate restructuring took place in which MEDIQ contributed the capital stock of all of its subsidiaries to MEDIQ/PRN. Simultaneously with the merger, a refinancing was undertaken in which MEDIQ issued and sold $140.9 million aggregate amount at maturity of 13% senior discount debentures for gross proceeds of $75.0 million. At the same time, MEDIQ/PRN entered into a $325.0 million senior secured credit facility under which was borrowed $200.0 million in term loans at a variable rate of interest and issued and sold $190.0 million principal amount of 11% senior subordinated notes. Amounts received in the refinancing along with a $109.5 million equity contribution provided by the new controlling shareholders and $4.5 million in existing cash balances were used to
(i) finance the cash consideration and pay the related fees and expenses associated with the merger aggregating $391.0 million, (ii) repay $138.0 million of outstanding indebtedness, and (iii) finance an acquisition by MEDIQ/PRN simultaneous with the merger amounting to $50.0 million.

     In the merger, each share of MEDIQ's premerger series A preferred stock and common stock outstanding was converted into the right to receive $13.75 in cash, without interest, and 0.075 of a share of a new series A 13.0% cumulative compounding preferred stock, par value $.01. An exception was made for 1.0 million shares of certain premerger preferred stock that was converted into shares of a newly issued series B 13.25% cumulative compounding perpetual preferred stock, par value $.01 per share and MEDIQ's new common stock. Options to purchase common stock outstanding at the date of the merger became exercisable on that date. The options were exchanged for cash consideration of $13.75 for each option less the related exercise price per option and 0.075 shares of series A preferred stock. Shares held in treasury at the date of the merger were cancelled.

     After the merger, the authorized capital stock of MEDIQ consisted of (i) new common stock, par value $.01, (ii) new series A preferred stock, par value $.01, (iii) series B preferred stock, par value $.01, and (iv) a newly issued series C 13.5% cumulative compounding preferred stock, par value $.01.

     Certain costs were incurred to effect the merger aggregating $32.4 million and were charged to expense as merger and acquisition charges in the statement of operations. The costs consisted of $19.7 million related to the exercise of stock options in MEDIQ held by the Company's employees, $6.7 million in incentive bonuses paid to certain of the Company's executives in connection with the merger, and a one time management fee of $6.0 million paid collectively to BRS, FFT, and Galen.


Note D - Acquisitions

     On June 15, 1999, MEDIQ/PRN acquired all of the issued and outstanding common stock of HTD Corporation. The total adjusted purchase price was $53.2 million, consisting of $49.7 million in cash and $3.5 million aggregate value of common and preferred stock of MEDIQ (see Notes L and M). The total consideration paid was adjusted in the fourth quarter of fiscal 1999 to the $53.2 million from that of $59.7 million initially reported in the third quarter of fiscal 1999. This adjustment resulted from the revaluation by an independent appraisal company of the Company's stock issued in the acquisition. The initial valuation based on the Company's estimate of $17.12 per share for common stock and $10.00 per share for each series of preferred stock was subsequently appraised at $7.00 and $3.50 per share, respectively. The cash portion of the consideration was financed under MEDIQ/PRN's senior secured credit facility (see Note K). Additional costs incurred in the acquisition totaled $1.0 million. MEDIQ/PRN retained certain of HTD's businesses serving the acute care, alternate care, and home care marketplaces, consisting of the sales of disposable products, medical equipment rentals, and biomedical services. Contemporaneously with MEDIQ/PRN's acquisition of HTD, HTD sold to an unrelated third party all of the issued and outstanding common stock of HTD's subsidiaries that specialized in the acute care distribution business. For accounting purposes, the acquisition of HTD was effective May 28, 1999.

     MEDIQ/PRN completed three other acquisitions in fiscal 1999 for an aggregate acquisition cost of $33.2 million in cash, of which $27.8 million was financed under MEDIQ/PRN's credit facility (see Note K). Such acquisitions supported the Company's medical equipment and support surface rental activities. The purchase price of one of these acquisitions is subject to adjustment each year within a four year period that ends January 2003. The adjustment is based upon net revenue as defined in the purchase agreement for each year. The adjustment over the four year period is not to exceed an aggregate of $24.8 million.

     On May 29, 1998, MEDIQ/PRN purchased specified assets, rights, and certain subsidiaries of and related to CH Industries, Inc. Collectively, these are referred to as the CH Medical Business. The purchase price was $48.5 million in cash, including related costs and expenses and the assumption of certain specified obligations related to the CH Medical Business. The purchase price and related costs and expenses were financed with term loans under MEDIQ/PRN's credit facility. CHI was a national sales, rental, and service corporation specializing in support surfaces. The allocation of the acquisition cost was adjusted in fiscal 1999 by a reduction to goodwill of $2.7 million, resulting from the completion of a valuation of patents obtained in the acquisition and cash received by MEDIQ/PRN in settlement of closing net assets acquired.

     MEDIQ/PRN completed another acquisition in fiscal 1998 at a cost of $11.0 million to support the support surface rental business.

     The above acquisitions were accounted for by the purchase method of accounting and, accordingly, their acquisition costs were allocated to assets acquired and liabilities assumed based on their estimated fair values on the effective dates of acquisition. The excess of the acquisition costs over the estimated fair values of the net assets acquired, which were $33.2 million for HTD, an adjusted $25.3 million for CHI, and an aggregate $33.7 million for the other four acquisitions, was recorded as goodwill and is being amortized on a straight line basis over 20 years.

     The results of operations of the above acquisitions were included in the Company's statement of operations from their respective effective dates of acquisition. The following unaudited pro forma financial information presents the consolidated results of operations of the Company for the respective periods as if all of the acquisitions had occurred on October 1, 1997, to the extent not already included in the historical results of operations. The unaudited pro forma information is presented for comparative purposes only and does not necessarily reflect the results of operations of the Company had the acquisitions been made on such date.

                                                     Year Ended September 30,
                                                     1999                 1998
                                                   ---------            --------
                                         in thousands, except per share amounts
                                                          unaudited
Revenues                                           $268,463            $278,216
Loss before extraordinary items, less
 dividends and accretion on preferred stock         (66,292)            (39,210)
Loss per share amount                                (60.93)              (2.27)
Net loss attributable to common shareholders        (66,292)            (43,737)
Loss per share amount                                (60.93)              (2.54)

The disparity in the loss per share amounts between the years presented is due to the greatly reduced number of common shares outstanding resulting from the merger in May 1998.

     The Company incurred $2.6 million in costs for the severance of employees and duplicate purchase commitments of the Company as a result of the acquisition of the CH Medical Business. Such costs were reflected as merger and acquisition charges in the statement of operations in fiscal 1998.


Note E - Dispositions

     In fiscal 1997, the Company recorded an after tax reserve of $1.3 million in net gain on disposal of discontinued operations in the statement of operations against its investment in InnoServ Technologies in anticipation of the sale to InnoServ of all of the common stock of InnoServ owned by the Company. The sale occurred in November 1997. In September 1998, the Company received $2.9 million in cash, net of related expenses, ($2.0 million net after tax) with respect to a change of control of Innoserv during fiscal 1998 that had been a condition of the Company's sale of Innoserv. This gain was reflected in net gain on disposal of discontinued operations.

     In December 1996, the Company sold to NutraMax Products, Inc. all of the shares of NutraMax common stock owned by the Company and recognized an after tax gain of $4.8 million in net gain on disposal of discontinued operations. The Company received from NutraMax $19.9 million in cash and an interest bearing promissory note in the amount of $16.4 million. The note did not bear a market rate of interest for its full term and, accordingly, the note was discounted to $13.6 million. The Company received $10.5 million and $5.6 million in cash on the note in fiscal 1997 and 1998, respectively. At September 30, 1999, the carrying amount of the note was $.2 million.

     In May 1997, the Company sold the stock of Health Examinetics, Inc. for approximately $1.7 million, consisting of $.1 million in cash and an interest bearing promissory note in the amount of $1.6 million. The note was fully reserved for in fiscal 1997 and has since been considered uncollectible. The sale resulted in an after tax charge of $1.0 million. The charge was netted in net gain on disposal of discontinued operations.

     In November 1996, the Company sold substantially all of the assets of MEDIQ Mobile X-Ray Services, Inc. to a subsidiary of Integrated Health Services, Inc. The consideration received was $5.3 million in cash and shares of Integrated Health common stock valued at $5.2 million, with potential for additional cash consideration based upon the occurrence of certain future events. In July 1997, the Company sold the IHS shares at an amount approximating carrying value. Also, in fiscal 1997 the Company received $1.1 million in additional cash consideration that was recorded in net gain on disposal of discontinued operations.

     In October 1996, Cardinal Health, Inc. acquired PCI Services, Inc. In that transaction, the Company received 1,449,000 shares of Cardinal stock in exchange for its 46% ownership interest in PCI. The Company recognized an after tax gain of $32.6 million on this transaction in net gain on disposal of discontinued operations. The Company sold its Cardinal shares in January 1997 for $88.4 million and used the proceeds to reduce debt. A gain of $9.2 million on the sale of the stock was recorded in other-net within other charges and credits.


Note F - Significant Year End Adjustments

     At the end of fiscal 1999, the Company performed an extensive review of the adequacy of the reserves for doubtful accounts and excess and obsolete inventories. The Company also reviewed the capitalization of accessories for its medical equipment and made determinations regarding the status of certain amounts on deposit and the need for additional accruals for professional fees. As a result of these reviews, the Company determined that certain adjustments should have been made. These adjustments resulted in an increase in the net loss attributable to shareholders for fiscal 1999 by $26.3 million, net of tax of $6.3 million, or $24.14 per share. The adjustments on a pretax basis consisted of charges of $19.6 million in additional provisions for doubtful accounts, $6.7 million in provisions for excess and obsolete inventories, $2.9 million for the write off of accessory costs previously capitalized, $2.3 million in professional fees, and $1.1 million in provisions for disputed deposits. The statement of operations was affected on a pretax basis as follows: rental revenue reduced by $12.0 million; cost of sales increased by $4.1 million; operating expenses increased by $12.6 million; general and administrative expenses increased by $3.4 million; and depreciation increased by $.5 million.

     Due to the magnitude of the adjustments, the Company has determined that restatement of previously published quarterly financial information is necessary. The effect of those adjustments on the first three quarterly periods within fiscal 1999 is as follows:

                                                                 First          Second            Third
                                                                Quarter         Quarter           Quarter
                                                              ---------         -------          ---------
                                                                in thousands, except per share amounts
                                                                             (unaudited)
Net loss attributable to common shareholders
  as previously reported                                      $ (9,179)         $(4,082)         $(10,993)
Adjustments:
   Pretax                                                       (2,442)          (7,833)           (3,701)
   Tax effect                                                     (836)          (2,762)             (770)
                                                              --------          -------          --------
Restated net loss attributable to common shareholders         $(10,785)         $(9,153)         $(13,924)
                                                              ========          =======          ========
Net loss attributable to common shareholders
  per share as previously reported                               (8.54)           (3.80)           (10.15)
Per share amount of the adjustment                            $  (1.49)         $ (4.71)         $  (2.71)
                                                              --------          -------          --------
Restated net loss attributable to common shareholders
  per share                                                   $ (10.03)         $ (8.51)         $ (12.86)
                                                              ========          =======          ========



Note G - Nonrecurring Charges in Fiscal 1997

     The Company wrote off $4.0 million of deferred acquisition and financing costs associated with the termination of the Company's attempt to acquire Universal Hospital Services, Inc. The Company incurred a charge of $11.0 million on the repurchase of outstanding warrants that were for the purchase of the capital stock of MEDIQ/PRN. These nonrecurring charges were included in other-net within other charges and credits in the statement of operations.

Note H - Inventory

         The components of inventory were as follows:

                                                                                           September 30,
                                                                                -------------------------------
                                                                                  1999                      1998
                                                                                -------                   -------
                                                                                          in thousands
Raw materials                                                                   $   633                   $ 2,791
Finished goods                                                                   24,680                    20,236
                                                                                -------                   -------
                                                                                 25,313                    23,027
Reserves for excessive quantities and obsolescence                               (8,000)                   (1,207)
                                                                                -------                   -------
                                                                                $17,313                   $21,820
                                                                                =======                   =======

The company has an additional $2.5 million of finished goods inventory included in other assets as such inventory is not anticipated to be sold in fiscal 2000.


Note I - Property, Plant, and Equipment

     The components of property, plant, and equipment were as follows:

                                                                                           September 30,
                                                                                ---------------------------------
                                                                                  1999                      1998
                                                                                --------                  --------
                                                                                          in thousands
Rental equipment                                                                $267,906                  $236,828
Equipment and fixtures                                                            17,626                    14,561
Building and improvements                                                          8,599                     8,128
Land                                                                                 149                       149
                                                                                --------                  --------
                                                                                 294,280                   259,666
Less accumulated depreciation and amortization                                  (182,047)                 (155,749)
                                                                                 --------                  --------
                                                                                $112,233                  $103,917
                                                                                ========                  ========

     Depreciation expense related to property, plant, and equipment was $34.4 million, $36.9 million, and $26.5 million in 1999, 1998, and 1997, respectively. Fiscal 1998 included a $6.0 million charge to write down certain under utilized rental equipment to net realizable value.


Note J - Accrued Expenses

     The components of accrued expenses consisted of the following:

                                                                                       September 30,
                                                                               --------------------------
                                                                                  1999               1998
                                                                                -------            -------
                                                                                      in thousands
Interest                                                                        $ 8,457            $ 8,086
Pension                                                                           2,638              1,910
Payroll and related taxes                                                         2,572              2,490
Commissions                                                                       1,663              1,876
Other                                                                             9,443              6,207
                                                                                -------            -------
                                                                                $24,773            $20,569
                                                                                =======            =======

Note K - Long Term Debt

     The components of long term debt consisted of the following:

                                                                                     September 30,
                                                                            ------------------------------
                                                                              1999                   1998
                                                                            --------               --------
                                                                                     in thousands
Senior debt:
  Senior secured credit facility:
     Term loans                                                             $199,500               $200,000
     Acquisition loans                                                        50,000                     --
     Revolving credit loans                                                   39,000                     --
  13% senior discount debentures due 2009                                     88,086                 77,562
  Capital lease obligations payable in varying installments
    through 2003 at fixed rates of interest from 0% to 14.66%                  1,341                  1,965
                                                                            --------               --------
                                                                             377,927                279,527
  Less current portion                                                       377,370                  2,037
                                                                            --------               --------
                                                                            $    557               $277,490
                                                                            ========               ========
Subordinated debt:
  11% senior subordinated notes due 2008                                    $190,000               $190,000
  7.50% exchangeable subordinated debentures due 2003                            514                    514
                                                                            --------               --------
                                                                             190,514                190,514
  Less current portion                                                       190,514                     --
                                                                            --------               --------
                                                                            $     --               $190,514
                                                                            ========               ========

     MEDIQ/PRN's senior secured credit facility is in default and debt outstanding thereunder is subject to acceleration upon demand by the lenders to the facility. Since the ultimate disposition of the debt outstanding under the credit facility is under the control of the lenders to the facility, all outstanding principal under the credit facility at September 30, 1999 of $288.5 million is classified as a current liability. The amount of principal outstanding under the credit facility at the filing date of this report was $297.0 million. The indentures to the 13% senior discount debentures, 11% senior subordinated notes, and 7.50% exchangeable debentures contain cross default provisions that accelerate debt outstanding under each in the event that outstanding debt under any other loan arrangement is in default and thereby accelerated. Because the Company does not control the ultimate disposition of the debt outstanding under the credit facility, all outstanding principal under the indentures at September 30, 1999 of $278.6 million was classified as a current liability. As of May 31, 2000, the amount of principal outstanding under the indentures was $286.5 million. The amount of the current portion of debt outstanding at September 30, 1999 excluding the potentially accelerated amounts discussed above would be $11.2 million. The Company is unable to access the credit facility while it is under default. See Note B for further information with respect to interest rates in effect for the credit facility while it is under default, other effects of the default of the facility, and circumstances concerning the 13% discount debentures and 11% notes.

     The indenture to the 11% notes permit the lenders under the senior credit facility to elect to block the payment of amounts due and payable with respect to the 11% notes for a period of up to 180 days. This payment blockage may occur during a period of default under the credit facility in which the maturity of debt outstanding thereunder may be accelerated. The lenders to the credit facility have sent notice to the trustee for the 11% notes and the Company to effect a payment blockage on the 11% notes such that the semiannual interest payment of $10.5 million payable on June 1, 2000 was not made. Any nonpayment of interest on the 11% notes existing for more than 30 days would be an event of default under the indenture to the 11% notes. As long as the maturity of the debt outstanding under the credit facility has not been accelerated, payments with respect to the 11% notes may be continued after the payment blockage period expires.

     The following discussion is notwithstanding the default of the credit facility and the circumstances concerning the 13% discount debentures and 11% notes unless otherwise indicated.

     MEDIQ/PRN has a $325.0 million senior secured credit facility, as amended in May 1999, that consists of: (i) a $200.0 million term loan facility; (ii) a $50.0 million acquisition facility; and (iii) a revolving credit facility not to exceed $75.0 million. The amendment reduced the capacity under the acquisition facility from $75.0 million to the present $50.0 million and increased the capacity of the revolving credit facility from $50.0 million to the present $75.0 million. A new subfacility B was established under the revolving credit facility to contain the additional $25.0 million capacity, with the initial $50.0 million capacity being designated as subfacility A.

     The credit facility is secured by a (i) first priority lien and security interests in substantially all tangible and intangible assets of MEDIQ/PRN and its subsidiaries presently owned and subsequently acquired or organized, (ii) first priority pledge of all capital stock of MEDIQ/PRN's subsidiaries presently owned and subsequently acquired or organized, and (iii) mortgage on the Company's corporate headquarters building which is owned by MEDIQ/PRN and certain personal property therein. Also, each subsidiary of MEDIQ/PRN presently owned and subsequently acquired or organized is a party to and an unconditional guarantor under the credit facility.

     Borrowings under the credit facility bear interest at a floating rate based upon, at MEDIQ/PRN's option, (i) LIBOR or (ii) the higher of the prime rate of Banque Nationale de Paris (the arranger of the credit facility) or the Federal funds effective rate plus 0.5%. A margin is added to the selected rate. In the case of the term loan facility, the margin ranges from 1.00% to 1.75% over the prime rate and 2.25% to 3.00% over the LIBOR rate. In the case of the revolving credit and acquisition loan facilities, the margin ranges from .5% to 1.25% over the prime rate and 1.75% to 2.50% over the LIBOR rate. For borrowings under the prime rate, interest is payable at the end of March, June, September, and December. For borrowings under LIBOR rates, MEDIQ/PRN may elect interest periods of one, two, three, or six months, with interest payable at the end of the borrowing period except for six month periods which are due every three months. Commitment fees are presently required at 0.5% per year on the undrawn portion of each facility's commitment and are payable quarterly. The level of the leverage ratio computation specified in the credit facility determines the applicable margin and commitment fee percentage.

     In fiscal 1999, MEDIQ/PRN borrowed under the acquisition facility a total of $27.8 million in January 1999 to fund acquisitions in January and February 1999 and $22.2 million in June 1999 to fund the HTD acquisition. Also in June 1999, MEDIQ/PRN borrowed the $25.0 million available under subfacility B and used $2.5 million of subfacility A in the funding of the HTD acquisition.

     The full capacities of the term, acquisition, and subfacility B facilities of $200.0 million, $50.0 million, and $25.0 million, respectively, have been borrowed. Principal amounts outstanding under term loans began amortizing on a quarterly basis on September 30, 1999, payable in incremental installments under a schedule within the credit facility with a final maturity of June 30, 2006. Principal amounts outstanding under the acquisition facility and subfacility B began amortizing on a quarterly basis on March 31, 2000 and are payable in incremental installments under a schedule within the credit facility with final maturity on June 30, 2004. Principal amounts outstanding under subfacility A are due and payable in full at final maturity on May 31, 2004. Principal amounts repaid for term, acquisition, and subfacility B loans may not be reborrowed. Amounts borrowed and repaid under subfacility A may be reborrowed prior to the final maturity of the facility. There is no availability of the unborrowed capacity under subfacility A while the credit facility is under default. Loans outstanding under the credit facility are subject to mandatory prepayments and reductions in the event of certain extraordinary transactions or issuances of debt and equity by MEDIQ/PRN or any of its subsidiary guarantors. Loans outstanding under the credit facility are required to be prepaid with a certain percentage of the excess cash flow (as defined in the credit facility) of MEDIQ/PRN. The applicable percentage is determined by conditions specified in the credit facility.

     Rates of interest on principal amounts outstanding at September 30, 1999 under the credit facility were principally 8.06% for term loans, a weighted average 7.42% for acquisition loans, 7.56% for loans under subfacility B, and a weighted average 8.70% for loans under subfacility A. Aggregate commitment fees incurred in fiscal 1999 were $.4 million.

     MEDIQ/PRN has outstanding $190.0 million principal amount of 11% senior subordinated notes due 2008. The 11% notes are unsecured obligations maturing on June 1, 2008 and bear interest at 11% per year payable on June 1 and December 1. The 11% notes are supported by unconditional guaranties of each of MEDIQ/PRN's subsidiaries presently owned and subsequently acquired or organized. Commencing June 1, 2003, the 11% notes may be redeemed at MEDIQ/PRN's option at prices specified in the indenture. Prior to June 1, 2001,


MEDIQ/PRN may at its option redeem a limited amount of the 11% notes at a redemption price of 111%, plus accrued and unpaid interest, with proceeds from a public offering of equity securities. In the event of a change in control of the Company, MEDIQ/PRN may be required to repurchase the 11% notes at a redemption price of 101%, plus accrued and unpaid interest. The 11% notes are subordinate to senior indebtedness of MEDIQ/PRN and its subsidiaries, including obligations under the credit facility.

     MEDIQ has outstanding $140.9 million aggregate principal amount at maturity of 13% senior discount debentures due 2009. The 13% discount debentures are unsecured obligations of MEDIQ maturing on June 1, 2009. The 13% discount debentures were issued at an aggregate discounted amount of $74.3 million. The carrying amount per bond accretes incrementally at an effective rate of 13.1% to the full principal amount on June 1, 2003. No cash interest accrues through June 1, 2003. Thereafter, cash interest accrues at 13% per year, payable on June 1 and December 1. Commencing June 1, 2003, the 13% discount debentures may be redeemed at MEDIQ's option at prices specified in the indenture. Prior to June 1, 2001, MEDIQ may at its option redeem a limited amount of the 13% discount debentures at a redemption price of 113% of accreted value, plus accrued and unpaid interest, with proceeds from a public offering of equity securities. In the event of a change in control of the Company, MEDIQ may be required to repurchase the 13% discount debentures at a redemption price of 101% of the accreted value per bond, plus accrued and unpaid interest. The 13% discount debentures are subordinate to the credit facility and 11% notes, as well as to all other creditors of MEDIQ/PRN and its subsidiaries even if the indebtedness of MEDIQ/PRN and its subsidiaries is not designated as senior indebtedness.

     The credit facility and the indentures for the 13% discount debentures and 11% notes include significant operating and financial limitations, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers and consolidations, make investments and capital expenditures, and pay dividends.

     The outstanding balance of the 7.50% exchangeable debentures at September 30, 1999 of $.5 million is subject to redemption at MEDIQ's option at a redemption price per bond of $102.50 through July 14, 2000 and $101.67 from July 15, 2000 through July 14, 2001. The 7.50% exchangeable debentures mature July 15, 2003.

     The Company has outstanding letters of credit aggregating $2.1 million in support of its various insurance policies.

     Term loans and revolving credit advances outstanding at the date of the merger were repaid with proceeds from the credit facility, 13% discount debentures, and 11% notes. As a result of such repayments, the Company recognized an extraordinary loss of $6.2 million related to the write off of the balance of unamortized deferred financing costs associated with the debt repaid. In June 1998, pursuant to a change of control provision, MEDIQ made a tender offer to repurchase the remaining outstanding balance of $10.1 million of its 7.50% exchangeable debentures. On July 3, 1998, MEDIQ redeemed $9.5 million pursuant to the tender offer. Early retirement of this debt resulted in an extraordinary loss of $.3 million, related to the write off of the balance of unamortized deferred financing costs associated with this debt. In fiscal 1997, the Company refinanced, repurchased, and redeemed outstanding debt that resulted in the write off of the balances of associated unamortized deferred financing costs and recognized an aggregate extraordinary loss of $13.4 million.

     Notwithstanding the amounts potentially subject to acceleration previously discussed, maturities of long term debt in the next five years are $11.2 million in 2000, $14.6 million in 2001, $17.5 million in 2002, $21.8 million in 2003, and $55.2 million in 2004. Excluding the amounts potentially subject to acceleration, maturities in the next five years are $.8 million in 2000, $.4 million in 2001, $70 thousand in 2002, $47 thousand in 2003, and none in 2004. The adjusted maturities in each year represent capital lease obligations.

Note L - Preferred Stock

     Preferred stock consisted of the following:

                                                                             September 30,
                                                                       --------------------------
                                                                         1999             1998
                                                                       --------         --------
                                                                              in thousands
Mandatorily Redeemable Preferred Stock:
  Series A 13.0% cumulative compounding                                $ 94,306         $ 81,669
  Series C 13.5% cumulative compounding                                  36,649           31,368
                                                                       --------         --------
                                                                       $130,955         $113,037
Preferred Stock in Stockholders' Deficiency:
  Series B 13.25% cumulative compounding perpetual                     $     31          $     30
                                                                       =========         ========

     MEDIQ issued the present series of preferred stock in connection with the merger in May 1998. At September 30, 1999, authorized shares issued and outstanding for each series were: series A - authorized 10 million, issued and outstanding 8,336,310; series B - authorized 5 million, issued and outstanding 3,146,302; and series C - authorized 5 million, issued and outstanding 3,264,438. The number of shares outstanding for each series increased by 513,548, 146,303, and 264,438 shares, respectively, during fiscal 1999. These additional shares were issued in connection with the acquisition of HTD Corporation. Each share of each series issued in the HTD acquisition was valued at its then fair value of $3.50. The total value of the preferred shares issued in the acquisition was $3.2 million. Shares issued at the date of the merger were 7,822,762 for series A, 2,999,999 for series B, and 3,000,000 for series C. At the date of the merger, all but 1.0 million shares then outstanding of the premerger series A preferred stock, par value $.50 was to be exchanged for 0.075 shares of postmerger series A stock and cash consideration. The 1.0 million shares were exchanged for series B and new common stock. Shares of premerger series A stock outstanding and held in treasury were cancelled. The number of series A shares outstanding was adjusted in fiscal 1999 by 744 to account for fractional shares upon the exchange of all premerger stock for series A stock in accord with the merger consideration.

     Dividend rates per share of each series of preferred stock are $1.30 for series A, $1.325 for series B, and $1.35 for series C. Each series has a stated value per share of $10.00. Dividends for each series are payable on June 30 and December 31 of each year, commencing December 31, 1998, but only upon declaration by MEDIQ's board of directors. Accrued and unpaid dividends are cumulative for each series and are added to the liquidation value for series A and series C, and to long term liabilities for series B. Accrued dividends not paid on any dividend payment date accrue additional dividends compounded annually. Liquidation preference per share, whether voluntary or involuntary, for each series is $10.00, plus cumulative dividends in arrears.

     All outstanding shares of series A and series C are required to be redeemed by MEDIQ from legally available funds on December 31, 2011 and 2012, respectively, at a liquidation value per share of $10.00, plus accrued and unpaid dividends. At its option, subject to debt restrictions, MEDIQ may redeem outstanding shares on a pro rata basis among all holders of series A or series C at any time in whole or part from legally available funds. Series A has an optional redemption price per share through December 31, 1999 of $11.00, plus accrued and unpaid dividends, and from January 1, 2000 through December 31, 2002 of $10.50, plus accrued and unpaid dividends. Series C has an optional redemption price per share of $10.00 at any time, plus accrued and unpaid dividends. No partial redemption of either series A or series C may occur unless all accrued and unpaid dividends to the date of redemption have been declared and paid, or a sum sufficient for such payments has been separately set apart. MEDIQ has neither the right nor is required to redeem any outstanding shares of series B. However, outstanding shares of series B may be repurchased by MEDIQ with the consent of the selling holder, subject to debt restrictions.

     Series A has priority with respect to dividends and liquidation rights over the other two preferred stock series. Series B has priority over series C with respect to such rights. Each series of preferred stock has priority over common stock, and each series of preferred stock is junior in priority to all existing and future indebtedness. Generally, no series of preferred stock is entitled nor permitted to vote on any matter required or permitted to be voted on by the holders of common stock.

     Accrued and unpaid dividends for fiscal 1999 were $10.8 million for series A, $4.2 million for series B, and $4.3 million for series C. Cumulative accrued and unpaid dividends at September 30, 1999 were $14.2 million for series A, $5.6 million for series B, and $5.7 million for series C. Accrued dividends for each series were charged to accumulated deficit. At September 30, 1999, dividends in arrears per share for shares issued at the date of the merger were $1.80 for series A, $1.83 for series B, and $1.87 for series C, and for shares issued in the HTD acquisition were $.38 for series A, $.39 for series B, and $.40 for series C. Accretion of the difference between the mandatory redemption and carrying amounts for the shares of series A and C issued in the HTD acquisition for fiscal 1999 and cumulatively at September 30, 1999 was $56 thousand. At September 30, 1999, the involuntary liquidation preference amount of Series B preferred stock was $37.0 million compared to its carrying amount of $36.1 million. The involuntary liquidation preference and carrying amounts include cumulative dividends in arrears and the carrying amount also includes the par value and amounts recorded in additional paid in capital.

     MEDIQ has 20 million authorized shares, par value $.01 available for issuance in one or more preferred stock series. These may be issued by the board of directors, with preference, terms, and rights determined by the board of directors, without further action by the holders of common stock.

     Terms of the credit facility, 11% notes, and 13% discount debentures limit the ability of MEDIQ to pay dividends with respect to each series of preferred stock.

Note M - Common Stock and Warrants

     MEDIQ issued the present series of common stock in connection with the merger in May 1998. At September 30, 1999, MEDIQ had common stock of 30 million shares authorized and 1,119,048 shares outstanding. The amount outstanding increased during fiscal 1999 by 44,225 shares. These additional shares were issued in connection with the acquisition of HTD Corporation. Each share issued in the HTD acquisition was valued at $7.00, with a total value of $.3 million. At the date of the merger, MEDIQ issued 1.0 million shares. In September 1998, members of the Company's management purchased an additional 74,823 shares. Shares of common stock, par value $1.00 outstanding on the merger date were exchanged for 0.075 of a share of postmerger series A preferred stock and cash of $13.75 per share. Shares of premerger common stock outstanding and in treasury were cancelled. Stock options outstanding on the merger became exercisable on that date and were exchanged for 0.075 of a share of postmerger series A preferred stock and cash consideration.

     Holders of common stock are entitled to one vote per share on all matters required or permitted to be submitted for action by stockholders. Subject to the preference on dividends of preferred stock, all shares of common stock are entitled to share in dividends as the board of directors may declare from legally available funds.

     MEDIQ issued 140,885 warrants in May 1998 entitling holders to purchase in the aggregate 91,209 shares of MEDIQ's common stock. Each warrant has an exercise price of $.01, is exchangeable into .6474 shares of common stock, and became exercisable on May 30, 1999. The warrants expire June 1, 2009. The value attributed to the warrants upon issuance was $.7 million and was recorded in capital in excess of par value. The warrants were initially issued as units with the 13% discount debentures but have since become separated.

     Terms of the credit facility, 11% notes, and 13% discount debentures limit the ability of MEDIQ to pay dividends on the common stock.

Note N - Stock Options

     On October 1, 1998, the board of directors adopted a stock option plan. Participants of the plan are selected employees. The plan authorizes the issuance of nonqualified options to eligible employees to purchase up to a maximum of 61,543 shares of MEDIQ's common stock in the aggregate, subject to adjustment as specified in the plan. The maximum number of shares of common stock to which options may be granted to an individual is 5,121, subject to adjustment as specified in the plan. The exercise price of the options is no less than the fair value, as determined under the plan, of the common stock at the date the options are granted. Options have a term no greater than 10 years and otherwise expire on October 1, 2008. No options are exercisable sooner than six months from the date of grant. Stock options initially vest and become exercisable based on performance criteria and a formula specified in the plan. The plan was amended on March 31, 1999 to provide that stock options that do not vest in accordance with the performance criteria vest and become exercisable seven years from the date of grant. Unvested stock options immediately vest and become exercisable in the event of an initial public offering of MEDIQ's common stock or there is a sale of the Company as defined in the stock option plan.

     The Company accounts for stock options issued using the intrinsic value method. Since the exercise price of the stock was equal to or greater than the fair market value of the underlying common stock, no compensation expense was recognized in fiscal 1999 for options issued. If the fair value method of valuing the stock options issued in fiscal 1999 had been used, fiscal 1999 net loss attributable to common shareholders would have increased by an estimated $16 thousand, with an increase of $.02 in the related loss per share amount. The Black-Scholes method was used in estimating fair value employing the following weighted average assumptions: risk free interest rate of 6.00%; expected life of 3 years; and expected dividends of none. Volatility of the Company's common stock was not factored into the formula as the stock is not publicly traded.

     At and for the year ended September 30, 1999, the status and changes during the year of the stock option plan were as follows:

                                                        Weighted Average
                                            Shares       Exercise Price
                                            ------      ----------------
Outstanding at beginning of year                --           $   --
Granted                                     61,613           $10.59
Forfeited                                   (8,143)          $10.20
                                            ------
Outstanding at end of year                  53,470           $10.65
                                            ======
Options exercisable at year end                 --
Weighted average fair value of
  options granted during the year            $1.49

     Status of options outstanding at September 30, 1999 was as follows:

                                                          Weighted Average
                           Exercise                    Remaining Contractual
                            Price         Shares           Life (Years)
                           ---------      ------       ---------------------
                           $10.00         48,606                9
                           $17.12          4,864                9
                                          ------
                                          53,470                9
                                          ======

     All stock options outstanding under plans existing prior to MEDIQ's merger in May 1998 were exercised on the date of the merger and all of these plans were terminated.


Note O - Financial Instruments

     MEDIQ/PRN is party to interest rate swap and collar contracts (see below) to manage its interest rate exposure. The principal object of these contracts is to minimize the risks and/or costs associated with the Company's variable rate debt obligations. MEDIQ/PRN does not use the swap or collars for trading or other speculative purposes. The counterparties to these arrangements are major financial institutions. MEDIQ/PRN is exposed to credit loss in the event of nonperformance by these counterparties. MEDIQ/PRN does not anticipate nonperformance by the counterparties.

     The swap and collars are intended to reduce the impact of changes in the variable rates of interest associated with principal outstanding under the credit facility. The swap exchanges payments associated with variable rates of interest for a fixed interest rate on a quarterly basis over the life of the contract without the exchange of the underlying notional amount. MEDIQ/PRN owes the counterparty when the specified market rate is below the contracted fixed rate and is due from the counterparty when the market rate exceeds the fixed rate. The collars are assessed on a quarterly basis, and payments are exchanged only when the specified market interest rate is outside the range of rates established by the collars without exchange of the underlying notional amounts. MEDIQ/PRN owes the counterparties when the specified market rate is below the contracted floor rates and is due from the counterparties when the market rate exceeds the contracted ceiling rates. The notional amounts of the swap and collars are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The net cash amounts paid or received on each contract are recognized as an adjustment to interest expense over the quarterly rate period.

     MEDIQ/PRN entered into the interest rate swap contract in July 1998 in a notional amount of $100.0 million in connection with the new credit facility. The swap expires in July 2003. There is one counterparty to the swap. The swap effectively fixes MEDIQ/PRN's borrowing rate at 5.35% on $100.0 million of outstanding debt as long as the three month LIBOR rate does not exceed 6.25%. If on the rate setting date the three month LIBOR rate exceeds 6.25%, the swap temporarily terminates until the three month LIBOR rate on a succeeding setting date is below 6.25%. The three month LIBOR rate is set quarterly at the market rate on or the closest business day to January 3, April 3, July 3, and October
3. On the latest rate setting date of April 3, 2000, the market three month LIBOR rate was 6.29%. MEDIQ/PRN would have received an estimated $60 thousand if the swap were terminated at September 30, 1999.

     To mitigate its interest rate exposure for LIBOR rates above 7.00%, MEDIQ/PRN obtained two zero cost collars each with a notional amount of $50.0 million. Each contract has one counterparty. The collars expire in July 2003. The ceiling rates are 7.00% and the weighted average floor rate is 5.03%. The collars are marked to the market three month LIBOR rate as set quarterly on or the closest business day to March 10, June 10, September 10, and December 10. On the latest rate setting date of March 10, 2000, the market three month LIBOR rate was 6.13%. MEDIQ/PRN would have received an estimated aggregate of $1.0 million if the collars were terminated at September 30, 1999. (See Note X.)

     In July 1998, MEDIQ/PRN terminated its previously existing interest rate hedging contracts at a cost of approximately $.6 million, which was recorded as interest expense.


Note P - Fair Value of Financial Instruments

     The estimated fair value amounts of financial instruments have been determined by the Company using market information and appraisals when available and other appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the fair values presented are estimates only and are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Accounts receivable and accounts payable

     The carrying amounts of these items, net of the allowance for doubtful accounts for accounts receivable, at September 30, 1999 and 1998 approximate their fair values at those dates.

Long term debt (excluding capital lease obligations)

     Fair values for the 13% discount debentures and 11% notes were determined based on market prices. The aggregate carrying amount and fair value for these obligations were $278.1 million and $163.8 million, respectively, at September 30, 1999 and $267.6 million and $216.4 million, respectively, at September 30, 1998. The carrying amounts of debt incurred under the credit facility of $288.5 million at September 30, 1999 and $200.0 million at September 30, 1998 approximated their fair values at those dates because the debt is subject to short term variable rates of interest that were reflective of the market interest rates on those dates. The carrying amount of the 7.50% exchangeable debentures of $.5 million at September 30, 1999 and 1998 was assumed to approximate its fair value at those dates.

Interest rate instruments

     The fair values of the swap and collars are the estimated amounts that MEDIQ/PRN would receive or pay to terminate the contracts at September 30, 1999 and 1998, taking into account current interest rates and the current creditworthiness of the counterparties. At September 30, 1999 and 1998, the aggregate fair value on the aggregate notional amount of $200.0 million was a $1.0 million receipt and $5.1 million payment, respectively. No carrying value is attributed to the interest rate instruments.

Mandatorily redeemable preferred stock

     The carrying amount and fair value of series A and series C preferred stocks combined were $116.0 million and $51.0 million, respectively, at September 30, 1999, and $108.2 million and $51.4 million, respectively, at September 30, 1998. The carrying amounts exclude cumulative dividends. The fair values for series A were based upon its market price at each respective fiscal year end date of $4.75 per share. Series C preferred stock is closely held and does not trade. The fair value per share for series C at September 30, 1998 was assumed to approximate the fair value per share for series A at September 30, 1998 of $4.75. The fair value for series C at September 30, 1999 was based on the appraised fair value per share of $3.50.


Note Q - Income Taxes

     Total income tax (benefit) expense consisted of:

                                                                                Year Ended September 30,
                                                                     --------------------------------------------
                                                                      1999                1998              1997
                                                                  ------------          --------          --------
                                                                                     in thousands
     Continuing operations:
       Current:
         Federal                                                  $     --              $    547          $(24,397)
         State                                                              71               176                51
                                                                  ------------          --------          --------
                                                                            71               723           (24,346)
                                                                  ------------          --------          --------
       Deferred:
         Federal                                                       (12,672)          (13,178)           29,641
         State                                                           1,779                --              (161)
                                                                  ------------          --------          --------
                                                                       (10,893)          (13,178)           29,480
                                                                  ------------          --------          --------
      Total continuing operations                                      (10,822)          (12,455)            5,134
      Discontinued operations                                               --               875            20,507
      Extraordinary items                                                   --            (1,939)           (5,316)
                                                                  ------------          --------          --------
      Total income tax (benefit) expense                          $    (10,822)         $(13,519)         $ 20,325
                                                                  ============          ========          ========

     The differences between the Company's income tax (benefit) expense on continuing operations and the income tax (benefit) expense computed using the statutory Federal income tax rate were:

                                                                                Year Ended September 30,
                                                                     --------------------------------------------
                                                                    1999                  1998              1997
                                                                 ---------              --------          --------
                                                                                     in thousands
     Statutory federal tax (benefit) expense                      $    (19,254)         $(14,119)          $  984
     State income taxes, net of federal income taxes                     1,826               116              (72)
     Goodwill amortization                                                 779               916              350
     Equity participation - subsidiary warrants repurchased                 --                --            3,756
     Valuation allowance against federal loss carryforwards              5,530                --               --
     Other items - net                                                     297               632              116
                                                                  ------------          --------           ------
     Income tax (benefit) expense                                 $    (10,822)         $(12,455)          $5,134
                                                                  ============          ========           ======

     Significant components of the Company's deferred tax assets and liabilities were:

                                                                              September 30,
                                                                       --------------------------
                                                                         1999             1998
                                                                       ---------        ---------
     Liabilities:                                                            in thousands
       Depreciation                                                    $(20,105)        $(27,527)
       Intangible assets                                                 (3,287)          (2,543)
       Accrued expenses                                                  (5,202)          (5,198)
       Prepaid expenses                                                    (160)             (48)
       Other                                                               (117)            (118)
                                                                       --------         --------
          Gross deferred tax liabilities                                (28,871)         (35,434)
     Assets:
       Net operating and capital loss carryforwards                      11,974            7,119
       Tax credit carryforwards                                           6,355            5,219
       Accrued expenses and reserves                                     17,981           10,350
       Intangible assets                                                  7,083            3,702
       Stock options exercised                                               --            7,724
       Other                                                                142              687
                                                                       --------         --------
          Gross deferred tax assets                                      43,535           34,801
       Valuation allowance - federal                                     (5,530)              --
       Valuation allowance - state                                      (10,913)          (7,119)
                                                                       --------         --------
          Net deferred tax assets                                        27,092           27,682
                                                                       --------         --------
     Net deferred tax liability                                        $ (1,779)        $ (7,752)
                                                                       ========         ========

     At September 30, 1999, the Company had a Federal net operating loss carryforward of $11.0 million that expires through 2019. At September 30, 1999, the Company had carryforwards for a Federal alternative minimum tax credit of $5.6 million and general business tax credits of $.7 million that expire through 2003. A valuation allowance of $5.5 million was established for Federal tax assets due to the uncertainty of their realization in future income tax returns. Aggregate state net operating loss carryforwards of $102.8 million expire in varying amounts through 2019, and were fully reserved with a valuation allowance.


Note R - Retirement Benefits

     The Company maintains a noncontributory defined benefit pension plan that provides retirement benefits to substantially all employees. Employees generally are eligible to participate in the plan after one year of service and become fully vested after five years of service. The plan provides benefits based on years of credited service and compensation. The Company makes contributions that are sufficient to fully fund its actuarially determined cost, generally equal to the minimum amounts required by ERISA. Assets of the plan consist primarily of stocks and bonds.

     The components of net periodic pension expense were as follows:

                                                                                Year Ended September 30,
                                                                       -----------------------------------------
                                                                         1999             1998            1997
                                                                       --------         --------        ------------
                                                                                      in thousands
         Service cost                                                   $   761          $   551          $   451
         Interest cost on projected benefit obligation                    1,280            1,196            1,158
         Expected return on plan assets                                  (1,337)          (1,297)          (1,101)
         Recognized gains                                                    --              (58)              --
         Amortization of transition obligation                               24               23               24
                                                                        --------         -------          --------
         Net periodic pension expense                                   $   728          $   415          $   532
                                                                        =======          =======          =======


     The following table presents the changes in the pension benefit obligation and the pension plan assets and the funded status of the plan:

                                                                                              September 30,
                                                                                        -------------------------
                                                                                          1999              1998
                                                                                        --------          --------
                                                                                               in thousands
         Projected benefit obligation:
           Obligation at beginning of year                                              $19,309           $16,680
           Service cost                                                                     761               551
           Interest cost                                                                  1,280             1,196
           Actuarial (gains) losses                                                      (2,888)            1,692
           Benefits paid                                                                   (749)             (810)
                                                                                        -------           -------
           Obligation at end of year                                                     17,713            19,309
                                                                                        -------           -------
         Fair value of plan assets:
           Assets at beginning of year                                                   17,046            16,528
           Actual return on plan assets                                                   1,831               861
           Company contributions                                                             --               467
           Benefits paid                                                                   (749)             (810)
                                                                                        -------           -------
           Assets at end of year                                                         18,128            17,046
                                                                                        -------           -------
Funded status                                                                               415            (2,263)
         Unrecognized net (gain) loss                                                    (3,243)              139
         Balance of unrecorded transition obligation                                        190               214
                                                                                        -------           -------
         Accrued pension liability                                                      $(2,638)          $(1,910)
                                                                                        =======           =======

The change between fiscal 1999 and 1998 in actuarial (gains) losses and actual return on plan assets reflects the favorable market conditions existing during fiscal 1999.

     The weighted average rates assumed in accounting for the pension plan were as follows:

                                                                                Year Ended September 30,
                                                                       -----------------------------------------
                                                                         1999             1998              1997
                                                                       --------         --------          --------
         Discount rate                                                   7.75%           6.75%               7.5%
         Expected long term rate of return on plan assets                   8%              8%                 8%
         Increase in compensation levels                                    5%              5%                 5%

     The Company sponsors a 401(k) plan that is a defined contribution plan. Contributions made by the Company to the plan were $.3 million in each of fiscal 1999, 1998, and 1997. The contributions were expensed in the year in which made.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement provides for additional disclosure regarding pensions and other postretirement benefits. This statement became effective for the Company in fiscal 1999 and the above disclosures reflect the applicable disclosures required by the statement.

Note S - Related Party Transactions

     Fees incurred by the Company with firms in which certain members of its board of directors are employed were $1.0 million, $8.3 million, and $2.3 million in fiscal 1999, 1998, and 1997, respectively. Included in 1998 is a one time fee of $6.0 million with respect to consummation of the merger. The fees are paid in cash periodically.

     In July 1998, the Company received $3.0 million in cash from MHM Services, Inc. in full satisfaction of all amounts due under MHM's promissory note to the Company. This amount was recorded in other-net within other charges and credits in the statement of operations. MHM was spun off from the Company in fiscal 1993 and remained a related party through individuals with ownership interests in both companies. The Company recorded interest income on the note of $1.0 million in fiscal 1997. Also in fiscal 1997, the Company recorded a reserve of $5.5 million against the MHM note that was included in other-net within other charges and credits.

Note T - Business Segment Data

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," that established standards for the way public business enterprises report information about operating segments in financial statements issued to the public. It also established standards for related disclosures about products and services, geographic areas, and major customers.

     The Company's business is essentially exclusive to the United States. Its business is focused on the health care industry in that the Company primarily rents medical equipment and support surfaces and sells parts and disposables to health care providers. The Company operates its rental, sale, asset management, and outsourcing service and product offerings through a single distribution system in that each service and product offering receives operational and administrative support from the same employees and through the same facilities. As a result, the Company's lines of businesses share similar characteristics, such as nature and purpose of equipment and products, type of customers and their industry concentration, marketing and distribution methods, and regulatory environment.

     The Company operates in three business segments in the determination of revenue only based upon the type of product or service provided. These revenue segments consist of rental, sales, and other, and such are presented on the statement of operations. Rental revenues are derived from rentals of moveable medical equipment and support surfaces, along with related revenue share arrangements. Sales revenues are principally derived from sales of parts and disposables, along with sales of medical equipment, support surfaces, medical gases, and related revenue share arrangements. Other revenues principally consist of asset management and outsourcing services. The Company does not evaluate expenses of operations or profit and loss by segment nor does it attribute assets or liabilities to any revenue segment.

     The revenue segments detailed for each period on the statement of operations reflect revenues from external customers. No individual customer generated 10% or more of the Company's total revenues in any year presented.

Note U - Commitments and Contingencies

Leases

     The Company leases equipment, vehicles, and office space. The future minimum lease payments under noncancelable operating leases and capital leases are as follows:

                                                  Capital              Operating
Year Ending September 30,                         Leases                Leases
-------------------------                         -------              ---------
                                                         in thousands
2000                                               $1,039               $ 5,916
2001                                                  607                 4,343
2002                                                   78                 3,187
2003                                                   49                 2,138
2004                                                   --                   625
Thereafter                                             --                    --
                                                   ------              --------
Total minimum lease payments                        1,773               $16,209
                                                                        =======
Less amount representing interest                     432
                                                   ------
Present value of minimum lease payments            $1,341
                                                   ======

     Total rent expense under operating leases was $6.7 million, $5.7 million, and $5.6 million in 1999, 1998, and 1997, respectively. Certain leases, which are for terms of up to five years, contain options to renew for additional periods.

     At September 30, 1999, rental equipment and machinery and equipment included assets under capitalized lease obligations of $10.1 million, less accumulated amortization of $6.1 million.

Purchase commitments

     At September 30, 1999, the Company had open commitments totaling $11.1 million. During fiscal 1999, 1998, and 1997, the Company satisfied commitments amounting to $14.5 million, $13.8 million, and $1.2 million, respectively. Effective October 1, 1999, the Company entered into an agreement that commits the Company to purchase parts and disposable products over its 5 year term. The amount of the commitment under this agreement for fiscal 2000 is $5.0 million. Thereafter, the annual commitment will vary based on a formula that takes into consideration the quantity of inventory subject to the agreement the Company has on hand and on order and the quantity of items subject to the agreement the Company sold in the previous year.

Employment agreements

     The Company maintains an employment agreement with its chief executive officer and certain officers of its subsidiaries. The agreements with active officers automatically renew periodically unless terminated as described in the agreements and provide for minimum salary levels, adjusted annually in accordance with Company policy. A majority of the employment agreements contain provisions for severance payments unless the individual is terminated for cause or resigns ranging from six months to two years. The employment agreements provide for aggregate minimum annual base compensation of $2.7 million, expiring on various dates through 2001.

Management agreement

     In connection with the Company's merger, MEDIQ/PRN entered into a management agreement with the three firms that are the controlling shareholders of MEDIQ as stated in Note C. These firms provide business and organizational strategy, financial and investment management, and merchant and investment banking services. The annual management fee is the greater of $1.0 million or 1.5% of EBITDA (as defined in the agreement). MEDIQ/PRN incurred $1.0 million and $.3 million under the agreement in 1999 and 1998, respectively.

Adjustment to purchase prices of acquisitions

     Two acquisitions contain provisions for additional cash consideration as adjustments to their respective purchase prices. The purchase price for one acquisition was subject to adjustment based upon specified annual rental revenue. The maximum adjustment for each year was $1.4 million. The Company settled the adjustment for both years combined at approximately $.8 million. The purchase price adjustment for the other acquisition is subject to adjustment each year within a four year period that ends January 2003 based upon specified net revenue for each year. The adjustment over the four year period is not to exceed an aggregate of $24.8 million. The Company expects that the adjustment for the first year will not be material.

Investigations and legal proceedings

     In July 1998, MEDIQ Mobile X-Ray Services, Inc., formerly a subsidiary of MEDIQ/PRN whose assets were sold in November 1996, was notified that it is the subject of an investigation by the Department of Justice and the Office of the Inspector General of the Department of Health and Human Services. The Company has not yet been informed of the nature or scope of the investigation.

     On July 8, 1999, SizeWise Rental, Inc. filed a suit against the Company in the United States District Court, District of Kansas. The suit is in connection with the purported termination by SizeWise of a rental agreement with the Company due to an alleged breach of the agreement by the Company. The complaint seeks a declaratory judgment and damages. On September 21, 1999, the court entered an order staying the case pending arbitration. On February 17, 2000, the district court entered an order enjoining the Company, until the earlier of November 1, 2000 or the resolution of the underlying arbitration, from renting products designed for patients over 350 pounds to facilities to which it had previously rented SizeWise products. The Company has filed a notice of appeal and motion for expedited treatment which are scheduled to be heard in May 2000. On May 26, 2000, the United States Court of Appeals for the Tenth Circuit (the "Court") issued its Order and Judgement regarding the appeal. The Court affirmed the district court's ruling discussed above. The Company and SizeWise will enter arbitration shortly to resolve the damages portion of the suit unless a settlement is negotiated prior to the start of arbitration. Based on information available and established reserves, the Company believes that resolution of the suit should not have a material adverse effect on the operations or financial condition of the Company.

     Other than the foregoing matters, the Company is not a party to any material pending legal proceeding. The Company is subject to ordinary litigation incidental to the conduct of its businesses and the ownership of its properties, none of which individually or in the aggregate would have a material effect on the Company's business, results of operations, or financial condition.


Note V - Subsidiary Dividend and Funding Restrictions

     Throughout fiscal 1999, and in accordance with the provisions of the senior secured credit facility, MEDIQ/PRN was permitted to fund certain expenses and pay certain liabilities of MEDIQ. As of September 30, 1999, MEDIQ had approximately $9,000 of assets, exclusive of its investment in MEDIQ/PRN and deferred financing costs, $2.6 million of current liabilities consisting principally of pension and deferred compensations liabilities, $88.6 million of long-term debt and $6.2 million of other long-term liabilities, exclusive of its obligations under mandatorily redeemable preferred stock and amounts owed to MEDIQ/PRN. MEDIQ's only means to satisfy its obligations and to pay its expenses is from cash advanced from MEDIQ/PRN. Effective January 2000, and due to the defaults under the senior secured credit facility, MEDIQ/PRN is no longer permitted to fund the obligations and expenses of MEDIQ.

Note W - New Accounting Pronouncements

     The FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. For the three year period ending September 30, 1999, the Company did not have any comprehensive income to report.

     In July 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. In June 1999, FASB issued SFAS No. 137 that delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company has not determined the impact the adoption of SFAS No. 133 will have on the Company's financial statements.


Note X - Subsequent Events

Work Force Reduction

     In March and June 2000, the Company implemented a strategic initiative to streamline the organization and increase operational response and efficiency. In the process, 250 positions were combined and/or eliminated. The Company recorded charges of approximately $2.8 million and $3.0 million in the second and third quarters of fiscal 2000 for severance and related benefits associated with the reduction.

Derivative Termination

     In connection with the default under the credit facility, MEDIQ/PRN was notified by the counterparty to one of its collar agreements in the notional amount of $50.0 million that the agreement was terminated effective May 11, 2000. As a result of this early termination of the agreement, the counterparty owes MEDIQ/PRN approximately $1.0 million. In accordance with the terms of the credit facility, the lenders to the credit facility will retain this amount owed to repay debt outstanding thereunder. The collar served to mitigate variable interest rates to MEDIQ/PRN when LIBOR rates of interest were in excess of 7.00%.

     On June 7, 2000 and June 8, 2000, the Company was notified by the counterparties for its other collar agreement and its interest rate swap that such arrangements would be terminated shortly due to the defaults under the credit facility. The Company received $.6 million in connection with such terminations, and such proceeds were utilized to repay indebtedness under the credit facility.

Payment Blockage

     The indenture to the 11% notes permit the lenders under the senior credit facility to elect to block the payment of amounts due and payable with respect to the 11% notes for a period of up to 180 days. This payment blockage may occur during a period of default under the credit facility in which the maturity of debt outstanding thereunder may be accelerated. The lenders to the credit facility have sent notice to the trustee for the 11% notes and the Company to effect a payment blockage on the 11% notes such that the semiannual interest payment of $10.5 million payable on June 1, 2000 was not made. Any nonpayment of interest on the 11% notes existing for more than 30 days would be an event of default under the indenture to the 11% notes. As long as the maturity of the debt outstanding under the credit facility has not been accelerated, payments with respect to the 11% notes may be continued after the payment blockage period expires.

President and Chief Executive Officer

     On June 1, 2000, the Company announced that it is in the process of terminating, pursuant to contract, its President and Chief Executive Officer, Thomas E. Carroll. Regis H. Farrell was appointed Chief Operating Officer on May 15, 2000 and will be named President at the conclusion of Mr. Carroll's termination process. On June 20, 2000, the Company's Board of Directors voted to terminate the employment of Mr. Carroll effective August 19, 2000, in accordance with the terms of his contract.

Payments Under the Credit Facility

     On June 12, 2000 and June 30, 2000, MEDIQ/PRN made $8.5 million in payments under the credit facility. Such payments represented normal interest costs, LIBOR/prime plus the applicable margin, but did not include default interest of $1.8 million as required under the credit agreement. Non-payment of the default interest constitutes a default under the credit facility. In addition, MEDIQ/PRN notified the lenders for the credit facility that the Company intended to defer the principal payment of $3.3 million due June 30, 2000 to $1.1 million July 21, 2000; $1.1 million August 18, 2000; and $1.1 million September 15, 2000. Such deferment constitutes a default under the credit facility.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table contains information concerning the directors and executive officers of the Company at June 2000.


Name and Offices                    Director
with the Company (1)       Age        Since                   Principal Occupation and Experience
--------------------       ---      ----------                -----------------------------------
John F. McNamara             65       2000           Former Chairman of the Board of Directors and Chief Executive Officer of
Chairman                                             AmeriSource Corporation.  Employed with AmeriSource in various positions from
                                                     1981 to 1998.  Employed by McKesson Corporation from 1965 to 1981; last position held was President of Value Rite. Past Chairman of International
                                                     Federation of Pharmaceutical Wholesalers and past Chairman of National
                                                     Wholesale Drug Association.  Presently, Chairman of ImpactHealth.com.

Bruce C. Bruckmann           46       1998           A Managing Director of Bruckmann, Rosser, Sherrill & Co., Inc., an
Director                                             investment firm, since 1995. Officer of Citicorp Venture Capital Ltd. from
                                                     1983 to 1994. Director of Mohawk Industries, Inc., AmeriSource Health
                                                     Corporation, Chromcraft Revington Corporation, Cort Furniture Rental
                                                     Corp., Jitney-Jungle Stores of America, Inc., Town Sports International,
                                                     Inc., Anvil Knitwear, Inc., and Penhall International, Inc.

Thomas E. Carroll (2)        56       1995           President and Chief Executive Officer since 1995. President and Chief
President, Chief                                     Executive Officer of MEDIQ/PRN Life Support Services, Inc., a wholly owned
Executive Officer, and                               subsidiary of the Company, since 1995. President and Chief Operating Officer
Director                                             of MEDIQ/PRN from 1994 to 1995. Executive Vice President and Chief
                                                     Operating Officer of MEDIQ/PRN from 1990 to 1994. Director of Roy F.
                                                     Weston, Inc.

Michael J. Rotko             62       1965           Of Counsel to the law firm of Drinker Biddle & Reath LLP since 1998. Special
Director                                             Counsel to the United States Senate investigation into issues arising from the
                                                     Persian Gulf War in 1997 and 1998. Partner of Drinker Biddle & Reath LLP
                                                     from 1993 to 1997.

Stephen C. Sherrill          47       1998           A Managing Director of Bruckmann, Rosser, Sherrill & Co. since 1995. Officer
Director                                             of Citicorp Venture Capital Ltd. from 1983 to 1994. Director of Galey &
                                                     Lord, Inc., Jitney-Jungle Stores of America, Inc., B&G Foods, Inc.,
                                                     HealthPlus Corporation, Doane Pet Care Enterprises, Inc., and Alliance
                                                     Laundry Systems LLC.

Robert T. Thompson           45        1998          A member of Ferrer Freeman Thompson & Co. LLC, an investment firm, since
Director                                             1995. Managing Director and Equity Group Leader of GE Capital Corporation
                                                     from 1988 to 1995. Director of Vista Hospice Care and Timm Medical
                                                     Technologies.

L. John Wilkerson            56        1998          General Partner in Galen Associates, a risk capital partnership, since 1990.
Director                                             Director of British Biotechnology PLC, Stericycle, Inc. and Chemdex
                                                     Corporation. Mr. Wilkerson holds a Ph.D. from Cornell University.

Kenneth K. Kreider (3)       51           --         Senior Vice President of the Company and MEDIQ/PRN since January
Senior Vice President and                            2000. Appointed Chief Financial Officer of the Company and MEDIQ/PRN
Chief Financial Officer                              in March 2000. President of Wasatch Consulting, a firm specializing in consulting services in organizational matters, from 1997 to 1999. Director of
                                                     Finance and Chief Financial Officer of Lucas Aerospace, a manufacturer of aerospace components and systems, from 1994 to 1996.

Regis H. Farrell           49           --           Former President of HTD Corporation from 1998 to 1999.  Former
Chief Operating Officer                              Chief Executive Officer of Bimeco Inc. from 1996 to 1998.  Former Chief
                                                     Executive Officer of Francois Schwarz Inc. from 1992 to 1995.


(1) Directors hold their offices for a term of one year or until their successors are elected and qualified. Executive officers serve at the discretion of the board of directors.

(2) On June 1, 2000, the Company announced that it is in the process of terminating, pursuant to contract, Mr. Carroll. On June 20, 2000, the Company's Board of Directors voted to terminate the employment of Mr. Carroll effective August 19, 2000, in accordance with the terms of his contract.

(3) Mr. Kreider was brought in to serve as the Chief Financial Officer at the express direction of the board of directors. Mr. Kreider is a full time executive who is chartered to develop and strengthen the finance organization. The terms of Mr. Kreider's employment is still to be finalized by the Board of Directors.

Note: Mr. Jay M. Kaplan served as the Senior Vice President and Chief Financial Officer of the Company until the termination of his employment in March 2000.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table contains information concerning compensation paid or accrued for persons who qualified as a Named Executive Officer of the Company at September 30, 1999. The compensation is that for the entire fiscal year in which this position was held.

                                                                              Long Term
                                                                           Compensation:
                                                                               Securities
                                          Annual Compensation (1)             Underlying
                                   -----------------------------------         Stock              All Other
Name and Principal Position        Year        Salary         Bonus           Options (#)        Compensation
---------------------------        ----     ------------   -----------     ----------------      ------------
Thomas E. Carroll                  1999      $394,000       $     --            4,914            $    2,500 (3)
  President and Chief              1998       374,500        112,000               --             4,793,000 (2)
  Executive Officer                1997       350,000        192,000           50,000                 2,000 (3)

Jay M. Kaplan                      1999       210,000             --            3,076                 2,453 (3)
  Senior Vice President-           1998       200,000         40,000               --               484,000 (2)
 Finance, Treasurer, and           1997       187,500         94,000           25,000                 2,000 (3)
 Chief Financial Officer


(1) Excludes information concerning the value of perquisites and other personal benefits that, in the aggregate, do not exceed the lesser of $50,000 or 10% of the total salary and bonus reported for each Named Executive Officer.

(2)  Consists of:

                                                                           Mr. Carroll           Mr. Kaplan
                                                                           -----------           ----------
     Cash bonus paid upon consummation of the Company's merger             $4,790,000              $481,000
     Company's matching contribution to the Company's Profit
     Sharing Plan and Trust ("401(k) Savings Plan")                             3,000                 3,000

(3)  Represents Company's matching contribution to the 401(k) Savings Plan.

Stock Option Grants in Fiscal Year

     The following table contains information concerning individual grants of stock options made during fiscal 1999 to each Named Executive Officer in the Summary Compensation Table.

                                                Individual Grants
                        -----------------------------------------------------------------     Potential Realizable Value at
                                                Percent of Total                                Assumed Annual Rates of Stock
                             Number of          Options Granted    Per Share                Price Appreciation for Option Term (a)
                        Securities Underlying     to Employees     Exercise    Expiration   --------------------------------------
Name                      Options Granted        in Fiscal Year      Price        Date          5%         10%        0% (b)
-------------------     ---------------------   ----------------   ---------   ----------    ------     -------       ------
Thomas E. Carroll              4,914                  9.2           $10.00     10/1/2008     $30,909    $78,329       $0
Jay M. Kaplan                  3,076                  5.8            10.00     10/1/2008      19,348     49,031        0

(a) Represents the potential gain that would be realized at assumed rates of appreciation specified by the Securities and Exchange Commission if the stock options were held for their entire term of ten years. There is no assurance that such appreciation rates will be realized.

(b) Represents that the fair value of the common stock underlying the stock options at the date of grant was equal to the exercise price of the stock options at the date of grant.

Material terms related to grants of stock options are: (i) The aggregate maximum number of shares of common stock with respect to stock options that may be granted to any individual during the term of the stock option plan is 5,121.
(ii) The exercise price of each stock option at the date of grant is no less than 100% of the fair value of the common stock determined at the date of grant of the stock option. (iii) The term of each stock option is no more than 10 years from the date of grant and expires no later than October 1, 2008. At the election of the Company's board of directors, stock options expire 15 days after notice is given of the Company's merger, consolidation or combination with another person or entity, or of a divisive reorganization or liquidation of the Company. (iv) Stock options initially vest and become exercisable based on performance criteria and a formula specified in the stock option plan. Stock options that do not vest in accordance with the performance criteria vest and become exercisable seven years from the date of grant. Unvested stock options immediately vest and become exercisable in the event of an initial public offering of the Company's common stock or there is a sale of the Company as defined in the stock option plan. No stock option is exercisable sooner than six months from the date of grant. (vi) At the discretion of the Company's board of directors, adjustments may be made to the number of stock options outstanding in the event of a change in the corporate structure or capitalization or there is a distribution to stockholders other than a cash dividend.

Stock Option Exercises During the Fiscal Year and Fiscal Year End Stock Option Values

     The following information concerns stock options exercised during fiscal 1999 and outstanding at the end of fiscal 1999 for each Named Executive Officer in the Summary Compensation Table. No stock options were exercised by Mr. Carroll or Mr. Kaplan during fiscal 1999. The number of shares of common stock underlying unexercised stock options that were unexercisable at the end of fiscal 1999 was 4,914 and 3,076 for Mr. Carroll and Mr. Kaplan, respectively. No stock options outstanding at the end of fiscal 1999 were exercisable or in the money.

Pension Plan

     The following table shows the estimated annual pension benefits payable upon retirement to participants of the Company's noncontributory defined benefit pension plan for various salary levels and years of service.

            Average Annual                             Estimated Annual Benefits
       Compensation During                           Payable at Age 65 for Various
           Plan Membership                             Years of Plan Membership
       ----------------------        ---------------------------------------------------------
                                       10              20                30               40
                                     ------          ------            ------           ------
         $200,000 and above          20,333          39,726            59,004           68,824
           100,000                   11,933          22,926            33,804           39,424

     The figures shown above apply to the pension plan as of September 30, 1999. Average annual benefits are based upon the participant's annual compensation (including bonuses and similar special pay), as more fully defined in the pension plan, over the number of years of participation up to a maximum of 35 years. During fiscal 1999, the maximum amount of annual compensation that may be included for pension plan purposes was $160,000. Estimated annual benefits are determined in part by the average social security wage base during the 35 years ending in the year of social security normal retirement age. The benefit amounts listed are not subject to any deduction for social security or other offset amounts. As a result of limitations imposed under Federal income tax law, the maximum annual benefit payable under the pension plan for the fiscal year ending September 30, 1999 is $130,000, although the amount will be actuarially adjusted in accordance with Federal income tax regulations if payments commence prior to or following the date that unreduced social security benefits become payable. At September 30, 1999, years of credited service under the pension plan for each Named Executive Officer in the Summary Compensation Table was: Mr. Carroll 11; Mr. Kaplan 26.


Compensation of Directors

     Each nonemployee director is entitled to an annual retainer of $12,000 plus fees of $1,000 for each board meeting attended and $500 for each committee meeting attended. Directors who are active employees of the Company or its subsidiaries do not receive compensation as directors.


Employment Agreements

     Mr. Carroll has an agreement that automatically renews for two year terms unless and until either party gives notice of an election to terminate within 60 days of the end of the then current term. The current agreement expires November 12, 2001. If Mr. Carroll's agreement is not renewed, he is terminated without cause, or he terminates his employment with good reason, Mr. Carroll is entitled to a termination payment. Mr. Carroll is also entitled to be compensated for any liabilities imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, or any successor provision thereto. In addition, Mr. Carroll has agreed not to compete with the business of the Company for two years following the termination of his employment under specified circumstances. The employment agreement includes provisions relating to benefits, confidentiality, and other terms and conditions customary in agreements of this nature.

Compensation Committee Interlocks and Insider Participation

     The compensation committee of the board of directors consists of Messrs. Bruckmann, Thompson, and Wilkerson. Mr. Bruckmann is a Managing Director of Bruckmann Rosser Sherrill, Mr. Thompson is a member of Ferrer Freeman Thompson, and Mr. Wilkerson is a General Partner of Galen, each firm being a principal holder of the Company's common stock. Each firm also provides management, business and organizational strategy, and merchant and investment banking services to the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth, as of May, 2000, the beneficial ownership of shares of the Company's common stock and each series of preferred stock by
(i) each director of the Company, (ii) each Named Executive Officer as contained in the "Summary Compensation Table", and (iii) all directors and Named Executive Officers of the Company as a group, and (iv) each person and entity who is known by the Company to be the beneficial owner of more than 5% of the Company's voting securities (the Company's only voting security is its common stock).

                                                                           Number of Shares/Percent
                                                 -----------------------------------------------------------------------------
                                                                           Series A           Series B              Series C
                                                      Common              Preferred           Preferred            Preferred
Name of Beneficial Owner                              Stock                 Stock               Stock               Stock
---------------------------------------           --------------       ---------------      --------------     ---------------
Bruckmann, Rosser, Sherrill & Co., L.P.(1)         465,259/41.6%       3,155,841/37.9%       899,057/28.6%     1,625,015/49.8%
Health Care Capital Partners, L.P.(2)              199,013/17.8%       1,349,896/16.2%       384,567/12.2%       695,092/21.3%
Galen Partners III, L.P. (3)                       132,675/11.9%         899,930/10.8%        256,378/8.2%       463,395/14.2%
Michael J. Rotko (4)                                 54,891/4.9%          389,108/4.7%       475,017/15.1%                 --
Thomas E. Carroll (5), (6)                           56,888/5.1%           94,816/1.1%         19,724/*            35,650/1.1%
Bruce C. Bruckmann (7)                             497,531/44.5%       3,374,739/40.5%       961,418/30.6%     1,737,731/53.2%
Stephen C. Sherrill (7)                            497,531/44.5%       3,374,739/40.5%       961,418/30.6%     1,737,731/53.2%
Robert T. Thompson (8)                             199,013/17.8%       1,349,896/16.2%       384,567/12.2%       695,092/21.3%
L. John Wilkerson (9)                              132,675/11.9%         899,930/10.8%        256,378/8.2%       463,395/14.2%
All directors & Named Executive Officers
as a group (6 persons)                             940,998/84.2%       6,108,489/73.3%      2,097,104/66.7%    2,931,868/89.8%

* Less than one percent of the total outstanding.

(1) A limited partnership, the sole general partner of which is BRS Partners, Limited Partnership and the manager of which is Bruckmann, Rosser, Sherrill & Co., Inc. The sole general partner of BRS Partners is BRSE Associates, Inc. Bruce C. Bruckmann, Harold O. Rosser II, Stephen C. Sherrill, and Stephen F. Edwards are the only stockholders of Bruckmann, Rosser, Sherrill & Co. Inc. and BRSE Associates and may be deemed to share beneficial ownership of the shares shown as beneficially owned by Bruckmann, Rosser, Sherrill & Co, Inc. Such individuals disclaim beneficial ownership of any such shares. Address is: Two Greenwich Plaza, Suite 100, Greenwich, CT 06830.

(2) Includes 7,947 shares of common stock, 53,907 shares of Series A preferred stock, 15,357 shares of Series B preferred stock, and 27,758 shares of Series C preferred stock held by Health Care Executive Partners, L.P. Health Care Capital Partners, L.P. disclaims beneficial ownership of such shares. Health Care Capital and Health Care Executive are limited partnerships for which Ferrer Freeman Thompson & Co. is the general partner. Carlos A. Ferrer, David A. Freeman, and Robert T. Thompson are the only voting members of Ferrer Freeman Thompson and may be deemed to share beneficial ownership of the shares shown as beneficially owned by Health Care Capital and Health Care Executive. Such individuals disclaim beneficial ownership of any such shares. Address is: c/o Ferrer Freeman Thompson & Co. LLC, The Mill, 10 Glenville Street, Greenwich, CT 06831.

(3) Includes 11,660.08 shares of common stock, 79,089.9 shares of Series A preferred stock, 22,531.65 shares of Series B preferred stock, and 40,725.24 shares of Series C preferred stock held by Galen Partners International III, L.P. and 527.47 shares of common stock, 3,577.85 shares of Series A preferred stock, 1,019.28 shares of Series B preferred stock, and 1,842.32 shares of Series C preferred stock held by Galen Employee Fund III, L.P. Galen Partners III, L.P. disclaims beneficial ownership of such shares. L. John Wilkerson is a general partner of the general partner of each of Galen Partners III and Galen Partners International. Mr. Wilkerson disclaims beneficial ownership of the shares held by Galen Partners III, Galen Partners International III, and Galen Employee Fund III, except to the extent of his proportionate partnership interest therein. Address is:
     610 Fifth Avenue, Rockefeller Center, New York, NY 10020.

(4) Includes 243,252 shares of Series A preferred stock and 475,017 shares of Series B preferred stock held by the Rotko 1983 Trust-Michael Rotko Share, of which Mr. Rotko is a co-trustee. Address is: P. O. Box 369, Unionville, PA 19375.

(5) Address is: c/o MEDIQ Incorporated, One MEDIQ Plaza, Pennsauken, NJ 08110-1460.

(6) Includes 9,000 shares of common stock, 45,474 shares of Series A preferred stock, 15,000 shares of Series B preferred stock, and 15,000 shares of Series C preferred stock held by individuals and trusts related to Mr. Carroll.

(7) Includes shares held by Bruckmann, Rosser, Sherrill & Co., Inc. and other entities and individuals affiliated with the firm. Although Messrs. Bruckmann and Sherrill may be deemed to share beneficial ownership of such shares, such individuals disclaim beneficial ownership thereof. See Note 1 above. The address for Messrs. Bruckmann and Sherrill is the same as that for Bruckmann, Rosser, Sherrill & Co., L.P.

(8) Consists of shares held by Health Care Executive and Health Care Partners. Although Mr. Thompson may be deemed to share beneficial ownership of such shares, such individual disclaims beneficial ownership thereof. See Note 2 above. The address for Mr. Thompson is the same as that for Ferrer Freeman Thompson.

(9) Consists of shares held by Galen Partners III, Galen Partners International, and Galen Employee Fund. Although Mr. Wilkerson may be deemed to share beneficial ownership of such shares, such individual disclaims ownership thereof, except to the extent of his proportionate partnership interest therein. The address for Mr. Wilkerson is: Galen Associates, 610 Fifth Avenue, 5th Floor, New York, NY 10020.

Securities Purchase and Holders Agreement

     The securities purchase and holders agreement contains provisions that, with certain exceptions, restrict the parties thereto from transferring any equity securities of MEDIQ. Subject to certain exceptions, in the event that holders (as identified in the agreement) of common stock and preferred stock propose to sell at least 2% of such securities then outstanding, the parties to the agreement have the right to require the proposed transferee to purchase, on the same terms and conditions as given to the proposed transferor, a pro rata portion of like securities held by such parties to the agreement. Subject to certain exceptions, if MEDIQ proposes to issue and sell any of its shares of common stock or any shares convertible into common stock, MEDIQ must first offer to each of the other parties to the agreement as described therein who holds in excess of 5% of common stock of MEDIQ at the date of the agreement and who is an accredited investor (as defined in the Securities Act) to purchase pro rata portions of the securities to be sold in such a transaction on the same terms and conditions as the proposed issuance. If prior to the consummation of a public offering with respect to such class or series of securities, holders of a majority of shares of common stock held by the parties to the agreement approve the sale of MEDIQ (whether by merger, consolidation, sale of all or substantially all of its assets or the sale of all of its outstanding capital stock) or holders of a majority of the then outstanding shares of any class or series of the preferred stock held by the parties to the agreement approve the sale of all of such class or series of stock, the parties to the agreement will agree to sell and will be permitted to sell all of their shares of common stock or preferred stock, as the case may be, on the same terms and conditions as such holders holding a majority of shares of common stock or preferred stock. The agreement provides that, subject to certain exceptions, if MEDIQ shall redeem shares of Series A preferred stock or Series C preferred stock, Bruckmann, Rosser, Sherrill & Co., L.P. or a third party designated by it will offer to purchase from the Rotko Entities (as defined in the agreement) a percentage of the Series B preferred stock held by them equal to the aggregate liquidation preference of the Series A preferred stock or Series C preferred stock so redeemed (not including any redemption of Series A preferred stock issued as consideration in MEDIQ's merger on May 29, 1998) divided by the sum of the aggregate liquidation preference of the Series A preferred stock, the Series B preferred stock and the Series C preferred stock then outstanding plus the original cost of the shares of common stock then outstanding. The parties to the agreement have been granted the right to participate, or piggyback, in certain registrations by MEDIQ of Series A preferred stock and Series B preferred stock.

     The agreement contains certain rights of MEDIQ to repurchase securities held by each management stockholder (as defined in the agreement) upon termination of his or her employment (other than by reason of retirement) with the Company within a specified period of time of the effective date of the agreement at formula prices which depend in part upon the circumstances of the termination.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

     MEDIQ/PRN has a management services agreement with the firms Bruckmann, Rosser, Sherrill & Co., Inc., Ferrer Freeman Thompson & Co., and Galen Associates in which they are collectively paid annually the greater of $1.0 million or 1.5% of EBITDA (as defined in the agreement) for certain management, business and organizational strategy, and merchant and investment banking services rendered to the Company. The amount of the annual management fee may be increased under certain circumstances based upon performance or other criteria to be established by the board of directors of MEDIQ/PRN. Mr. Bruckmann, Mr. Thompson, and Mr. Wilkerson are principals in Bruckmann, Rosser, Sherrill & Co., Inc., Ferrer Freeman Thompson & Co., and Galen Associates, respectively, and they are also on MEDIQ's board of directors. From the beginning of fiscal 1999 through the filing date of this report, the Company paid management fees of $1.3 million to Bruckmann, Rosser, Sherrill & Co., Inc., $.3 million to Ferrer Freeman Thompson & Co., and $.2 million to Galen Associates.

Certain Business Relationships

     Mr. Rotko is of Counsel to the law firm of Drinker Biddle & Reath LLP, which provided legal services to the Company during fiscal 1999. Payments made by the Company to the firm were not material to the Company or to the firm.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)(1)   Financial Statements and Supplementary Data
                                                                          Page
                                                                          ----
         Report of Independent Auditors                                    29
         Consolidated Statements of Operations                             30
         Consolidated Balance Sheets                                       31
         Consolidated Statements of Stockholders' Equity (Deficiency)      32
         Consolidated Statements of Cash Flows                             33
         Notes to Consolidated Financial Statements                     34-57

         The response to this portion of Item 14 is submitted as a separate section of this report.

(a)(2)   Financial Statement Schedules

         Included in Part IV of this report:

         Schedule II - Valuation and Qualifying Accounts and Reserves

         Other Schedules are omitted because they are not applicable.

(a)(3)   Exhibits


Exhibit           Description                                 Incorporation Reference
-------           -----------                                 -----------------------
2.1               Amended and restated Stock Purchase         Exhibit 2(a) to Annual Report on Form 10-K
                  Agreement among MEDIQ, MEDIQ Investment     filed by NutraMax Products, Inc. for the
                  Services, Inc. and NutraMax Products,       fiscal year ended September 28, 1996.
                  Inc. dated November 20, 1996

2.2               Agreement and Plan of Merger between        Annex A of the Proxy Statement/Prospectus
                  MQ Acquisition Corp and MEDIQ dated         included in Registration Statement No.
                  January 14, 1998, as amended April 27,      333-46233 on filed February 13, 1998.
                  1998

2.3               Stockholder Agreements between BRS          Annex F of the Proxy Statement/Prospectus
                  and the Rotko Entities                      included in Form S-4 Registration Statement
                                                              No. 333-46233 filed on February 13, 1998.

2.4               Rollover Agreement among MQ, the            Annex G of the Proxy Statement/Prospectus
                  Rotko Entities and MEDIQ dated              included in Form S-4 Registration Statement
                  January 14, 1998                            No. 333-46233 filed on February 13, 1998.

2.5               Asset Purchase Agreement among CH           Exhibit 2 to Current Report on Form 8-K
                  Medical, Inc., MEDIQ/PRN Life Support       filed on April 28, 1998.
                  Services, Inc. and the other parties
                  named therein dated April 24, 1998

2.6               Agreement and Plan of Merger dated          Exhibit 2 to Current Report on Form 8-K
                  June 14, 1999 among MEDIQ, MEDIQ/PRN        filed by MEDIQ/PRN Life Support Services, Inc.
                  Life Support Services, Inc., HTD            on June 28, 1999.
                  Corporation and others named therein

3.1               Certificate of Incorporation                Exhibit 3.1 to Form S-1 filed on July 13, 1998.

Exhibit           Description                                 Incorporation Reference
-------           -----------                                 -----------------------
3.2               By-Laws                                     Exhibit 3.2 to Form S-1 filed on July 13, 1998.

4.1               Credit Agreement among MEDIQ/PRN            Exhibit 4.3 to Current Report on Form 8-K
                  Life Support Services, Inc., the            filed on January 15, 1998.
                  Lender Parties party thereto, Banque
                  Nationale de Paris, NationsBank, N.A.
                  and Credit Suisse First Boston dated
                  May 29, 1998

4.2               Indenture dated as of July 1, 1993          Exhibit 4.1 to S-2 Registration Statement
                  between MEDIQ and First Union Bank,         No. 33-61724 originally filed on April 28,
                  N.A. (formerly First Fidelity Bank,         1993, as amended.
                  N.A.) for 7.50% Exchangeable
                  Subordinated Debentures due 2003

4.3               Form of 7.50% Exchangeable                  Exhibit 4.2 to S-2 Registration Statement
                  Subordinated Debentures due 2003            No. 33-61724 originally filed on
                                                              April 28, 1993 as amended.

4.4               Indenture dated as of May 15, 1998          Exhibit 4.2 to Current Report on Form 8-K
                  among MEDIQ/PRN Life Support Services,      filed on June 15, 1998.
                  Inc., the Subsidiary Guarantors and
                  United States Trust Company of New York
                  for 11% Senior Subordinated Notes due
                  2008, Form of Old and New Notes

4.5               Indenture dated as of May 15, 1998          Exhibit 4.1 to Current Report on Form 8-K
                  between MEDIQ and United States Trust       filed on June 15, 1998.
                  Company of New York for 13% Senior
                  Discounted Debentures due 2009, Form of
                  Old Note and Form of New Note

4.6               Warrant Agreement dated May 29, 1998        Exhibit 4.4 to Current Report on Form 8-K
                  between MEDIQ and United States Trust       filed on June 15, 1998.
                  Company of New York and Form of Warrant

4.7               Registration Rights Agreement dated         Exhibit 4.5 to Current Report on Form 8-K
                  May 21, 1998 among MEDIQ, MEDIQ/PRN         filed on June 15, 1998.
                  Life Support Services, Inc., Subsidiary
                  Guarantors, Credit Suisse First Boston,
                  NationsBanc Montgomery Securities LLC
                  and Banque Nationale de Paris

4.8               Registration Rights Agreement dated as      Exhibit 4.6 to Current Report on Form 8-K
                  of May 29, 1998 among MEDIQ, MEDIQ/PRN      filed on June 15, 1998.
                  Life Support Services, Inc., the
                  investors named therein and MQ
                  Acquisition Corporation

4.9               Securities Purchase and Holders             Exhibit 4.7 to Current Report on Form 8-K
                  Agreement dated as of May 29, 1998          filed on June 15, 1998.
                  among MEDIQ, the investors named therein
                  and MQ Acquisition Corporation

4.10              Asset Purchase Agreement dated June 26,     Exhibit 4 to Quarterly Report on Form 10-Q
                  1998 among MEDIQ/PRN Life Support           filed on August 14, 1998.
                  Services, Inc., National Patient Care
                  Systems, Inc. and other parties
                  named therein

Exhibit           Description                                 Incorporation Reference
-------           -----------                                 -----------------------

10.1              MEDIQ Executive Security Plan               Exhibit 10.6 to Annual Report on Form 10-K
                  filed on January 12, 1996.

10.2              Employment contract with Thomas E.          Exhibit 10.9 to Annual Report on Form 10-K
                  Carroll dated as of April 27, 1995          filed on January 12, 1996.

10.2(a)           Amendment No. 1 to Employment               Exhibit 10.9(a) to Annual Report on
                  contract with Thomas E. Carroll             Form 10-K filed on December 23, 1997.
                  dated  as of November 14, 1997

10.3              Employment contract with Jay M.             Exhibit 10.10 to Annual Report on Form 10-K
                  Kaplan dated as of June 20, 1995            filed on January 12, 1996.

10.4              Letter Agreement dated January 14,          Exhibit 2.7 to Current Report on Form 8-K
                  1998 between MEDIQ and Bruckmann,           filed on January 21, 1998.
                  Rosser, Sherrill & Company, Inc.

10.5              1998 MEDIQ Incorporated Stock Option        Exhibit 10.5 to Annual Report on Form 10-K
                  Plan adopted October 1, 1998                filed on January 5, 1999.

11                Statement re: computation of per            Not required.
                  share earnings

21                Subsidiaries of the Registrant              Exhibit 21.1 to Post-Effective Amendment No.
                                                              1 to Form S-1 Registration Statement No.
                                                              333-58933 filed on November 1, 1999.

23                Consent of Deloitte & Touche LLP            Filed herein.

27                Financial Data Schedule                     Filed herein.



(b)     Reports on Form 8-K

        MEDIQ filed the following amendment to Form 8-K during the quarter ended September 30, 1999:

        Date of Earliest Event Requiring a Report: June 15, 1999

        Date of Filing:   August 31, 1999
        Items Reported: Item 7(a), Item 7(b), and Item 7(c)
        Subject: Financial statements of acquired business, related pro forma financial statements, and related exhibit in connection with the acquisition of HTD Corporation by MEDIQ/PRN Life Support Services, Inc.

                       MEDIQ INCORPORATED AND SUBSIDIARIES

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                 (in thousands)

---------------------------------------------------------------------------------------------------------------------------------

                COL. A                            COL. B                        COL. C                      COL. D         COL. E
---------------------------------------------------------------------------------------------------------------------------------
                                                                                Additions
         Description
                                                 Balance at                              Balance at
                                                 Beginning          Charged to           Charged to                        End of
                                                 of Period          Operations         Other Accounts     Deductions       Period
---------------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts:                                                               (1)               (2)
Year Ended September 30, 1999                        $11,432           $27,302             $1,092           $15,391       $24,435
Year Ended September 30, 1998                          4,077             7,912              2,482             3,039        11,432
Year Ended September 30, 1997                          2,383             3,234                478             2,018         4,077

(1) Fiscal 1999 primarily represents a full reserve against certain accounts established. Fiscal 1998 and 1997 primarily represent allowances for doubtful accounts obtained in acquisitions.

(2) Represents accounts directly written off, net of recoveries, in each year. Fiscal 1999 also includes a cash recovery in settlement of receivables acquired and reserved for in fiscal 1998 and application of billing credits against outstanding accounts.

Inventory Reserves for Excessive Quantities and Obsolescence:                                  (3)
Year Ended September 30, 1999                         $1,207            $6,563               $230                --        $8,000
Year Ended September 30, 1998                            674               533                 --                --         1,207
Year Ended September 30, 1997                            984              (310)                --                --           674

(3)  Primarily represents reserves obtained in acquisitions.

Valuation Allowances against Deferred Tax Assets:
Year Ended September 30, 1999
  Federal                                             $   --            $5,530                 --                --        $5,530
  State                                                7,119             3,794                 --                --        10,913
Year Ended September 30, 1998
  State                                                4,894             2,225                 --                --         7,119
Year Ended September 30, 1997
  State                                                3,157             1,737                 --                --         4,894

                                   EXHIBIT 23


                          INDEPENDENT AUDITORS' CONSENT


     We consent to the incorporation by reference in Registration Statements No. 33-61724 on Form S-2, 333-46233 and 333-58935 on Form S-4, and 333-58933 on Form
S-1 of MEDIQ Incorporated and subsidiaries of our report dated June 1, 2000, except for Note X, as to which the date is June 30, 2000, (which report expresses an unqualified opinion and includes an explanatory paragraph relating to substantial doubt about the Company's ability to continue as a going concern), appearing in this Annual Report on Form 10-K of MEDIQ Incorporated and subsidiaries for the year ended September 30, 1999.





/s/ DELOITTE & TOUCHE LLP
-------------------------
Philadelphia, Pennsylvania
July 20, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: July 20, 2000                     MEDIQ Incorporated

                                                      /s/ Thomas E. Carroll
                                                      ------------------------
                                                  BY: Thomas E. Carroll
                                                      President and
                                                      Chief Executive Officer


                                                      /s/Kenneth K. Kreider
                                                      --------------------------
                                                  BY: Kenneth K. Kreider
                                                      Senior Vice President and
                                                      Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


         Signature                       Title                          Date
         ---------                       -----                          -----

         -----------------------    Chairman                      July 20, 2000
         John F. McNamara


         /s/Thomas E. Carroll       Director, Chief Executive     July 20, 2000
         ------------------------   Officer, and President
         Thomas E. Carroll


         /s/Bruce C. Bruckmann      Director                      July 20, 2000
         ------------------------
         Bruce C. Bruckmann


         /s/Stephen C. Sherrill     Director                      July 20, 2000
         ------------------------
         Stephen C. Sherrill


         /s/Robert T. Thompson      Director                      July 20, 2000
         ------------------------
         Robert T. Thompson


         /s/L. John Wilkerson       Director                      July 20, 2000
         ------------------------
         L. John Wilkerson


         /s/Michael J. Rotko        Director                      July 20, 2000
         ------------------------
         Michael J. Rotko