Form 10-Q
period 1999-12-31
MEDIQ INC
filed 2000-10-02
CIK 350920

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

For the quarter ended:  December 31, 1999        Commission File Number:  1-8147

                               MEDIQ Incorporated
             (Exact name of registrant as specified in its charter)

               Delaware                                        51-0219413
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

One MEDIQ Plaza, Pennsauken, New Jersey                           08110
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (856) 662-3200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements
for the past 90 days. YES    NO X
                         ---   ---


At August 15, 2000, there were outstanding 1,115,669 shares of Common Stock, par value $.01.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                         Quarter Ended December 31, 1999

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations-
         Three Months Ended December 31, 1999 and 1998                        4

         Condensed Consolidated Balance Sheets-
         December 31, 1999 and September 30, 1999                             5

         Condensed Consolidated Statements of Cash Flows-
         Three Months Ended December 31, 1999 and 1998                        6

         Notes to Condensed Consolidated Financial Statements             7 - 9

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations              10 - 13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk        14

PART II.  OTHER INFORMATION

  Item 3.  Defaults Upon Senior Securities                                   15

  Item 6.  Exhibits and Reports on Form 8-K                                  15

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                         Quarter Ended December 31, 1999









                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                 Three Months Ended
                                                                    December 31,
                                                                1999              1998
                                                              --------          --------
Revenues:
   Rental                                                     $  38,517        $  39,635
   Sales                                                         19,688            8,591
   Other                                                          4,325            2,672
                                                              ---------        ---------
                                                                 62,530           50,898

Expenses of Operations:
   Cost of sales                                                 16,322            6,444
   Operating                                                     17,518           17,349
   Selling                                                        6,845            6,974
   General and administrative                                     6,841            6,449
   Depreciation and amortization                                 11,002            9,919
                                                              ---------        ---------
                                                                 58,528           47,135
                                                              ---------        ---------

Operating Income                                                  4,002            3,763

Other (Charges) and Credits:
   Interest expense                                             (14,860)         (13,257)
   Other-net                                                         56              106
                                                              ---------        ---------

Loss before Income Taxes                                        (10,802)          (9,388)
Income Tax Expense (Benefit)                                         25           (3,214)
                                                              ---------        ---------

Net Loss                                                        (10,827)          (6,174)
Dividends on Preferred Stock                                     (5,512)          (4,611)
                                                              ---------        ---------

Net Loss Attributable to Common Shareholders                  $ (16,339)       $ (10,785)
                                                              =========        =========

Basic and Diluted Net Loss per Share
   Attributable to Common Shareholders                        $ (14.60)        $  (10.03)
                                                              ========         =========

Weighted Average Number of Common Shares Outstanding
   Basic and Diluted                                              1,119            1,075
                                                              =========        =========


            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                            December 31,         September 30,
                                                                               1999                  1999
                                                                            -----------          ------------
                                                                            (Unaudited)        (See note below)
                                            Assets
Current Assets:
  Cash                                                                       $       9             $       9
  Accounts receivable (net of allowance of $25,580 and
    $24,435, respectively)                                                      51,904                53,836
  Inventories                                                                   21,283                17,313
  Other current assets                                                           3,282                 5,006
                                                                             ---------             ---------
         Total Current Assets                                                   76,478                76,164

Property, Plant and Equipment (net of accumulated depreciation
  and amortization of $189,366 and $182,047, respectively)                     113,650               112,233
Goodwill (net of accumulated amortization of $25,477 and
  $23,212, respectively)                                                       139,968               142,002
Deferred Financing Costs (net of accumulated amortization
  of $3,842 and $3,207, respectively)                                           17,711                18,322
Other Assets                                                                    12,094                12,872
                                                                             ---------             ---------

Total Assets                                                                 $ 359,901             $ 361,593
                                                                             =========             =========

                           Liabilities and Stockholders' Deficiency
Current Liabilities:
  Current portion of long term debt                                          $ 579,145             $ 567,884
  Accounts payable                                                              22,765                17,502
  Accrued expenses                                                              17,417                24,773
  Other current liabilities                                                      1,292                 1,138
                                                                             ---------             ---------
         Total Current Liabilities                                             620,619               611,297

Senior Debt                                                                        377                   557
Subordinated Debt                                                                   --                    --
Deferred Income Taxes                                                            1,779                 1,779
Other Liabilities                                                                7,929                 6,748
Mandatorily Redeemable Preferred Stock                                         135,293               130,955
Stockholders' Deficiency                                                      (406,096)             (389,743)
                                                                             ---------             ---------

Total Liabilities and Stockholders' Deficiency                               $ 359,901             $ 361,593
                                                                             =========             =========

Note: The balance sheet at September 30, 1999 has been condensed from the audited financial statements at that date.



            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                   Three Months Ended December 31,
                                                                                      1999                 1998
                                                                                   ---------            ----------
Cash Flows From Operating Activities
------------------------------------
Net loss                                                                           $ (10,827)             $  (6,174)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities                                                      12,153                 (7,467)
                                                                                   ---------              ---------
Net cash provided by (used in) operating activities                                    1,326                (13,641)

Cash Flows From Investing Activities
------------------------------------
Purchases of equipment                                                               (10,198)                (4,396)
Acquisitions                                                                              --                 (5,000)
Other                                                                                    694                   (230)
                                                                                   ---------              ----------
Net cash used in investing activities                                                 (9,504)                (9,626)

Cash Flows From Financing Activities
------------------------------------
Borrowings                                                                             9,000                 23,000
Debt repayments                                                                         (785)                  (437)
Other                                                                                    (37)                  (241)
                                                                                   ---------              ---------
Net cash provided by financing activities                                              8,178                 22,322
                                                                                   ---------              ---------

(Decrease) increase in cash                                                               --                   (945)
Cash:
  Beginning balance                                                                        9                  2,411
                                                                                   ---------              ---------
  Ending balance                                                                   $       9              $   1,466
                                                                                   =========              =========

            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Condensed Consolidated Financial Statements

         The condensed consolidated balance sheet as of December 31, 1999 and the condensed consolidated statements of operations and cash flows for the three months ended December 31, 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1999 Annual Report on Form 10-K. The results of operations for the period ended December 31, 1999 are not necessarily indicative of the operating results for the full year.

         The condensed consolidated statements of operations and cash flows for the three months ended December 31, 1998 were derived from the Company's Form 10-Q/A filed with the Securities and Exchange Commission on July 20, 2000.

         Certain reclassifications have been made to conform prior year balances to the current year presentation.

Note B - Default of Indebtedness and Going Concern

         MEDIQ/PRN Life Support Services, Inc., a wholly owned subsidiary of the Company, is in default of a number of covenants under its $325 million Senior Secured Credit Facility, including timely filing of financial information for fiscal 1999 and fiscal 2000, meeting certain financial ratios, and the non-payment of certain interest and principal. Potential additional events of default may also exist. The lenders to the credit facility have the right to accelerate payment of all amounts outstanding under the facility as a result of these defaults. Although the lenders have not yet exercised that right, there can be no assurance that they will not do so in the future. The Company and MEDIQ/PRN are also in violation of a number of covenants under the indentures for the Company's 13% Senior Discount Debentures due 2009 and 7.5% Exchangeable Debentures due 2003, and MEDIQ/PRN's 11% Senior Subordinated Notes due 2008. The indentures contain cross default provisions that accelerate debt outstanding under each instrument in the event that outstanding debt under any other loan arrangement is in default and thereby accelerated.

         Pursuant to a letter dated May 25, 2000, the lenders to the credit facility sent notice to the trustee for the 11% notes and the Company to effect a payment blockage on the 11% notes such that the semiannual interest payment of $10.5 million payable on June 1, 2000 was not made. The indenture to the 11% notes permits the lenders under the credit facility to elect to block the payment of amounts due and payable with respect to the 11% notes for a period of up to 180 days. This payment blockage may occur during a period of default under the credit facility in which the maturity of debt outstanding thereunder may be accelerated. Any nonpayment of interest on the 11% notes existing for more than 30 days would be an event of default under the indenture to the 11% notes. As long as the maturity of the debt outstanding under the credit facility has not been accelerated, payments with respect to the 11% notes may be continued after the payment blockage period expires.

         On June 12, 2000 and June 30, 2000, MEDIQ/PRN made $8.5 million in payments under the credit facility. Such payments represented normal interest costs, LIBOR/prime plus the applicable margin, but did not include default interest of $1.8 million as required under the credit agreement. Non-payment of such interest constitutes a default under the credit facility. In addition,

MEDIQ/PRN notified the lenders for the credit facility that the Company intended to defer the principal payment of $3.3 million due June 30, 2000 to $1.1 million payable July 21, 2000; $1.1 million payable August 18, 2000; and $1.1 million payable September 15, 2000. Such deferment constitutes a default under the credit facility. MEDIQ/PRN has made all of the deferred payments. The Company's next significant payment of principal and interest is due September 30, 2000, is pursuant to the credit facility, and aggregates $11.3 million, excluding default interest of $1.5 million. On October 2, 2000, MEDIQ/PRN paid $8.0 million in normal interest costs, prime plus the applicable margin, pursuant to such payment. MEDIQ/PRN has no plans at this time to pay the principal of $3.3 million or the default interest. The non-payment of the principal and default interest constitutes defaults under the credit facility.

         While the credit facility is in default, the ultimate disposition of the debt outstanding thereunder, as well as the debt outstanding under the various indentures, is not under the control of the Company. As a result, all outstanding principal under the credit facility and the indentures at December 31, 1999 was classified as a current liability.

         Until a formal agreement relating to the defaults and potential defaults is reached with the lenders, the Company is unable to access the credit facility and must fund its working capital needs through other sources of cash. The Company's current cash forecast indicates that the Company may have short-term and long-term cash flow deficiencies for funding timely principal and interest payments. The Company does not have sufficient current assets nor does it presently have any other available sources of capital to satisfy the current liability represented by the potential to accelerate amounts outstanding under the credit facility and indentures. In addition, the credit facility permits the lenders thereunder the right to liquidate collateral under the security agreement thereto to satisfy amounts outstanding. The credit facility is secured by a first priority lien and security interests in substantially all tangible and intangible assets of MEDIQ/PRN and its subsidiaries.

         The Company has incurred recurring losses from operations, has negative working capital, and a significant shareholders deficiency. These conditions plus the foregoing circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company cannot predict at this time what actions may be taken with respect to its continued existence.

         During July 2000, the Company engaged a financial advisor to evaluate its strategic alternatives. Upon completion of that analysis, the Company will commence discussions with the lenders to the credit facility to reach a formal agreement with respect to the defaults and potential defaults. The Company cannot predict what such agreement may consist of and what effects may ensue on the operations of the Company. Also, the Company is uncertain as to what actions will be taken by the lenders to the credit facility if the defaults are not cured. Upon completion of the evaluation of its strategic alternatives, the Company also intends to have discussions with the holders of the 11% notes. The Company can not predict what may result from such discussions.

Note C - Inventory

                                                                          December 31,       September 30,
                                                                             1999                1999
                                                                          -----------        -------------
                                                                                  (in thousands)
         Raw materials                                                   $   1,727           $    1,825
         Finished goods                                                     27,818               23,488
                                                                          --------            ---------
                                                                            29,545               25,313
         Reserves for excessive quantities and obsolescence                 (8,262)              (8,000)
                                                                         ---------           ----------
                                                                          $ 21,283            $  17,313
                                                                          ========            =========


         As of December 31, 1999 and September 30, 1999, the Company has an additional $2.5 million of finished goods inventory included in other assets as such inventory is not anticipated to be sold within one year of the balance sheet date.

Note D - Loss Per Share

         Options and warrants to purchase shares of the Company's Common Stock were excluded from the computation of diluted loss per share for the three months ended December 31, 1999 and 1998 because they were antidilutive. The number of options outstanding at December 31, 1999 and 1998 were 53,470 and 51,611, respectively, and the number of warrants outstanding at December 31, 1999 and 1998 was 91,209.

Note E - Derivative Terminations

         In connection with the defaults under the credit facility, MEDIQ/PRN was notified by the counterparties to its collar agreements and its interest rate swap that such arrangements would be terminated. The Company received $1.6 million in connection with the terminations, and such proceeds were utilized to repay indebtedness under the credit facility.


Note F - Subsidiary Dividend and Funding Restriction

         As of December 31, 1999, MEDIQ had approximately $9,000 of assets, exclusive of its investment in MEDIQ/PRN and deferred financing costs, $2.6 million of current liabilities consisting principally of pension and deferred compensations liabilities, $91.5 million of long-term debt and $7.4 million of other long-term liabilities, exclusive of its obligations under mandatorily redeemable preferred stock and amounts owed to MEDIQ/PRN. MEDIQ's only means to satisfy its obligations and to pay its expenses is from cash advanced from MEDIQ/PRN. Effective January 2000, and due to the defaults under the credit facility, MEDIQ/PRN is no longer permitted to fund the obligations and expenses of MEDIQ.

Note G - Business Segment Data

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

         The Company operates in three business segments based upon the type of product or service provided. Such segment classification is utilized solely in the determination of revenue. These revenue segments consist of rental, sales, and other, and such are presented on the statement of operations. Rental revenues are derived from rentals of moveable medical equipment and support surfaces, along with related revenue share arrangements. Sales revenues are principally derived from sales of parts and disposables, along with sales of medical equipment, support surfaces, medical gases, and related revenue share arrangements. Other revenues principally consist of asset management and outsourcing services. The Company does not evaluate expenses of operations or profit and loss by segment nor does it attribute assets or liabilities to any revenue segment.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


         The following discussion addresses the financial condition of the Company as of December 31, 1999 and the results of operations for the three month periods ended December 31, 1999 and 1998, and addresses other circumstances through, or that could be reasonably expected at, August 15, 2000. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and financial statement sections of the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

         The following information contains forward-looking statements. Certain forward looking statements can be identified by the use of forward looking terminology such as "believes", "expects", `may", "will", "should", "seeks", "approximately", "intends", "plans", "estimates", "anticipates", or "hopeful", or the negative thereof or other comparable terminology, or by discussions of strategy, plans, or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to be materially different than those in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the filing date of this report. The Company assumes no obligation to update such information.

Seasonality

         In the past, the Company's rentals have been somewhat seasonal, with demand historically peaking during periods of increased hospital census, which generally occur in the winter months during the Company's second fiscal quarter.

Liquidity and Capital Resources

Default of Indebtedness and Going Concern

         MEDIQ/PRN Life Support Services, Inc., a wholly owned subsidiary of the Company, is in default of a number of covenants under its $325 million Senior Secured Credit Facility, including timely filing of financial information for fiscal 1999 and fiscal 2000, meeting certain financial ratios, and the non-payment of certain interest and principal. Potential additional events of default may also exist. The lenders to the credit facility have the right to accelerate payment of all amounts outstanding under the facility as a result of these defaults. Although the lenders have not yet exercised that right, there can be no assurance that they will not do so in the future. The Company and MEDIQ/PRN are also in violation of a number of covenants under the indentures for the Company's 13% Senior Discount Debentures due 2009 and 7.5% Exchangeable Debentures due 2003, and MEDIQ/PRN's 11% Senior Subordinated Notes due 2008. The indentures contain cross default provisions that accelerate debt outstanding under each instrument in the event that outstanding debt under any other loan arrangement is in default and thereby accelerated.

         Pursuant to a letter dated May 25, 2000, the lenders to the credit facility sent notice to the trustee for the 11% notes and the Company to effect a payment blockage on the 11% notes such that the semiannual interest payment of $10.5 million payable on June 1, 2000 was not made. The indenture to the 11% notes permits the lenders under the credit facility to elect to block the payment of amounts due and payable with respect to the 11% notes for a period of up to 180 days. This payment blockage may occur during a period of default under the credit facility in which the maturity of debt outstanding thereunder may be accelerated. Any nonpayment of interest on the 11% notes existing for more than 30 days would be an event of default under the indenture to the 11% notes. As long as the maturity of the debt outstanding under the credit facility has not been accelerated, payments with respect to the 11% notes may be continued after the payment blockage period expires.

         On June 12, 2000 and June 30, 2000, MEDIQ/PRN made $8.5 million in payments under the credit facility. Such payments represented normal interest costs, LIBOR/prime plus the applicable margin, but did not include default interest of $1.8 million as required under the credit agreement. Non-payment of such interest constitutes a default under the credit facility. In addition, MEDIQ/PRN notified the lenders for the credit facility that the Company intended to defer the principal payment of $3.3 million due June 30, 2000 to $1.1 million payable July 21, 2000; $1.1 million payable August 18, 2000; and $1.1 million payable September 15, 2000. Such deferment constitutes a default under the credit facility. MEDIQ/PRN has made all of the deferred payments. The Company's next significant payment of principal and interest is due September 30, 2000, is pursuant to the credit facility, and aggregates $11.3 million, excluding default interest of $1.5 million. On October 2, 2000, MEDIQ/PRN paid $8.0 million in normal interest costs, prime plus the applicable margin, pursuant to such payment. MEDIQ/PRN has no plans at this time to pay the principal of $3.3 million or the default interest. The non-payment of the principal and default interest constitutes defaults under the credit facility.

         While the credit facility is in default, the ultimate disposition of the debt outstanding thereunder, as well as the debt outstanding under the various indentures, is not under the control of the Company. As a result, all outstanding principal under the credit facility and the indentures at December 31, 1999 was classified as a current liability.

         Until a formal agreement relating to the defaults and potential defaults is reached with the lenders, the Company is unable to access the credit facility and must fund its working capital needs through other sources of cash. The Company's current cash forecast indicates that the Company may have short-term and long-term cash flow deficiencies for funding timely principal and interest payments. The Company does not have sufficient current assets nor does it presently have any other available sources of capital to satisfy the current liability represented by the potential to accelerate amounts outstanding under the credit facility and indentures. In addition, the credit facility permits the lenders thereunder the right to liquidate collateral under the security agreement thereto to satisfy amounts outstanding. The credit facility is secured by a first priority lien and security interests in substantially all tangible and intangible assets of MEDIQ/PRN and its subsidiaries.

         The Company has incurred recurring losses from operations, has negative working capital, and a significant shareholders deficiency. These conditions plus the foregoing circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company cannot predict at this time what actions may be taken with respect to its continued existence.

         During July 2000, the Company engaged a financial advisor to evaluate its strategic alternatives. Upon completion of that analysis, the Company will commence discussions with the lenders to the credit facility to reach a formal agreement with respect to the defaults and potential defaults. The Company cannot predict what such agreement may consist of and what effects may ensue on the operations of the Company. Also, the Company is uncertain as to what actions will be taken by the lenders to the credit facility if the defaults are not cured. Upon completion of the evaluation of its strategic alternatives, the Company also intends to have discussions with the holders of the 11% notes. The Company can not predict what may result from such discussions.

Liquidity and Capital Resources

         Net cash provided by operating activities in the first quarter fiscal 2000 was $1.3 million compared to cash used in operating activities in the first quarter fiscal 1999 of $13.6 million. Such reduction is primarily attributable to implementation of cash management strategies to improve cash collections and extend cash payments, partially offset by increased investment in inventories to support the sale businesses.

         The Company used $9.0 million of its revolving credit facility, along with cash flow generated from the sale of rental equipment, to meet interest payments, fund capital expenditures and working capital, and to provide for other general corporate purposes during the first quarter fiscal 2000. Due to the defaults under the credit facility, there is no availability under the revolving credit facility at December 31, 1999. Absent the default under the credit facility, there would be $2.8 million of availability under the revolving credit facility as of August 15, 2000.

Results of Operations

         Total revenues for the first quarter fiscal 2000 were $62.5 million compared to $50.9 million for the first quarter fiscal 1999, an increase of $11.6 million, or 22.8%. Revenue growth was attributed to increased sales of parts and disposables of $11.1 million and increased biomedical repair, CAMP and consulting revenues (other revenue) of $1.6 million, partially offset by a decrease in rental revenues of $1.1 million.

         The increase in sales revenue resulted primarily from the incremental effects of the June 1999 acquisition of HTD Corporation that expanded the Company's disposable products business. The Company expects revenues over the next two fiscal quarters for the parts and disposable business to continue to be ahead of historical levels, although only slightly in the third quarter, but decline from the level reached in the first quarter due to the loss of a major customer for non-payment issues, the loss of a significant product and reduced volume. The Company lost the product when the manufacturer decided to provide the product directly to the market instead of using independent distributors.

         Biomedical repair revenue increased $.6 million due primarily to incremental revenues provided by the biomedical repair business acquired from HTD and internal growth. CAMP revenue increased $.2 million and consulting revenues increased $.8 million due to internal growth. The Company expects other revenue to continue to increase over the next two quarters due to the effects of the HTD acquisition and internal growth.

         Rental revenues declined $1.1 million primarily due to the support surface rental business. Revenues from the medical equipment rental business remained flat. The Company continues to experience significant rental rate pressure on its medical equipment and support surface products. Average price for the medical equipment and support surface rental businesses declined 7% and 15%, respectively, in the first quarter of fiscal 2000 compared to the same period in the prior year. Offsetting the price decreases, average units on rent increased 7% and 14% for the medical equipment and support surface rental business, respectively. The increased volume is due to the effects of the fiscal 1999 acquisitions and, to a lesser extent, internal growth. In addition, the Company's largest revenue share agreement was terminated in June 1999, the effects of which were mitigated by the increased volume from the fiscal 1999 acquisitions.

         The Company expects average units volume for both rental businesses to either exceed or approximate historical levels over the next two quarters. However, the Company expects average price for both rental businesses to continue to decline from historical levels due primarily to competition from other rental providers. The Company expects the effects of the pricing pressures to be more pervasive than the effects of the volume increases and, therefore, the Company expects rental revenue to decrease from historical levels over the next two quarters.

         Overall, gross margins on the sale business dropped from 25% to 17% from first quarter to1999 to 2000, predominantly resulting from competitive pricing pressures. Gross margins on the parts and disposable sales business declined from 19% to 16%, while the equipment sales business dropped from 45% to 21%. The Company expects gross margin over the next two fiscal quarters to decline significantly from comparable periods in fiscal 1999 and to decline from the level reached in the first quarter of fiscal 2000.

         The other expenses of operations, operating, selling and general and administrative, were relatively flat between the first fiscal quarters of fiscal 2000 and 1999. Exclusive of non-recurring restructuring charges, the Company expects such costs to increase slightly in the second fiscal quarter due to the seasonal nature of the business, and then to decline in the third and fourth fiscal quarters as a result of three reductions in force implemented during the latter half of the second, third and fourth fiscal quarters, and the significantly higher levels of reserves for bad debts and excess and obsolete inventories recorded in fiscal 1999. Depreciation and amortization increased by $1.1 million in the first quarter fiscal 2000 compared to the comparable period in the prior fiscal year. Such increase resulted from additional depreciable rental equipment purchased, rental equipment obtained in acquisitions, and increased amortization related to the goodwill recognized on acquisitions in fiscal 1999.

         Operating income/loss exclusive of depreciation and amortization is known as EBITDA. EBITDA for the three months ended December 31, 1999 and 1998 was $15.0 million and $13.7 million, respectively. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service indebtedness in the medical equipment rental industry. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of a company's operating performance or as a measure of liquidity. In each of the next two fiscal quarters, the Company expects EBITDA to be less than the comparable amounts from fiscal 1999.

         Interest expense was $14.9 million in the three months ended December 31, 1999 compared to $13.3 million for the prior year period. Interest expense increased by $1.6 million in the quarter principally due to higher levels of debt outstanding and increased interest rates. The cash portion of interest expense was $9.8 million for the three months ended December 31, 1999. The remaining interest expense represents non-cash accretion on the 13% discount debentures, the portion of interest expense on the 11% notes to be deferred pursuant to the payment blockage letter dated May 25, 2000, and amortization of deferred debt issuance costs. The Company expects interest expense to increase over the next several quarters due to increases in the prime rate of interest and due to default rates of interest on amounts outstanding under the credit agreement.

         Although the Company has generated a net loss, which should give rise to net operating loss carryforwards, and therefore income tax benefits, the Company has recorded a valuation allowance equal to the federal and state income tax benefits due to the uncertainty of the Company's future ability to recognize such benefits.

         Accreted but unpaid dividends on preferred stock for the three months were $5.5 million compared to $4.6 million in the corresponding prior year period. These amounts reflect accretion of dividends on the three cumulative preferred stock series issued in connection with the Company's recapitalization in May 1998.

         For the three months ended December 31, 1999 there was a net loss attributable to common shareholders of $16.3 million. The Company expects to continue to report a net loss attributable to common shareholder for the foreseeable future


Year 2000

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk is changes in interest rates as the loan facilities under MEDIQ/PRN's credit facility are subject to variable rates of interest. The variable interest rates impacting MEDIQ/PRN are LIBOR and prime, which are the interest rate options available under the credit facility. There were no material changes during the three months ended December 31, 1999 in the Company's interest rate risk impacting cash flows or in the way the Company managed this risk. Beginning January 2000, and as a result of the defaults under the credit facility, the Company's only interest rate option is prime plus the applicable margin.

         To mitigate a portion of the interest rate risk, MEDIQ/PRN had two interest rate collars and an interest rate swap. Due to the defaults under the credit facility, the interest rate collars and the interest rate swap were terminated in May and June 2000.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                         Quarter Ended December 31, 1999


PART II.  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

         At the filing date of this report, MEDIQ/PRN Life Support Services, Inc., a wholly owned subsidiary of MEDIQ Incorporated is in default of a number of covenants under its $325 million Senior Secured Credit Facility including timely filing of financial information in fiscals 1999 and 2000, meeting certain financial ratios, and the non-payment of certain principal and interest. In addition, the Company and MEDIQ/PRN are in violation of a number of covenants under the indentures for the Company's 13% Senior Discount Debentures due 2009 and 7.5% Exchangeable Debentures due 2003, and MEDIQ/PRN's 11% Senior Subordinated Notes due 2008. The debt outstanding under the credit facility is subject to acceleration upon demand by the lenders to the facility. The indentures to the 13% discount debentures, 11% notes and 7.50% exchangeable debentures contain cross default provisions that accelerate debt outstanding under each in the event that outstanding debt under any other loan arrangement is in default and thereby accelerated.

         As of the filing date of this report, MEDIQ/PRN had not paid certain amounts due under the credit facility, as follows: $1.8 million and $1.5 million of default interest due June 30, 2000 and September 30, 2000, respectively; and $3.3 million of principal due September 30, 2000. The Company has not paid $20 thousand of interest due on the 7.5% exchangeable debentures due in July 2000. In addition, pursuant to a letter dated May 25, 2000, the lenders to the credit facility sent notice to the trustee for the 11% notes and the Company to effect a payment blockage on the 11% notes such that the semiannual interest payment of $10.5 million payable on June 1, 2000 was not made. The indenture to the 11% notes permits the lenders under the credit facility to elect to block the payment of amounts due and payable with respect to the 11% notes for a period of up to 180 days. This payment blockage may occur during a period of default under the credit facility in which the maturity of debt outstanding thereunder may be accelerated. Any nonpayment of interest on the 11% notes existing for more than 30 days would be an event of default under the indenture to the 11% notes. As long as the maturity of the debt outstanding under the credit facility has not been accelerated, payments with respect to the 11% notes may be continued after the payment blockage period expires. The Company's current cash flow forecast indicates that the Company may have short-term and long-term cash flow deficiencies for funding timely principal and interest payments.

         See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note B to the Condensed Consolidated Financial Statements for further information on the foregoing matter.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27       Financial Data Schedule appears on page 16.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                         Quarter Ended December 31, 1999

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       MEDIQ Incorporated
                                                   --------------------------
                                                         (Registrant)



October 2, 2000                                    /s/ Kenneth K. Kreider
---------------                                    --------------------------
     (Date)                                        Kenneth K. Kreider
                                                   Senior Vice President and
                                                   Chief Financial Officer