Form 10-Q
period 2000-03-31
MEDIQ INC
filed 2000-10-02
CIK 350920

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------


                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

For the quarter ended: March 31, 2000             Commission File Number: 1-8147

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements
for the past 90 days.  YES ____   NO  _X_


At August 15, 2000, there were outstanding 1,115,669 shares of Common Stock, par value $.01.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended March 31, 2000

                                      INDEX

                                                                                     Page
                                                                                     Number
                                                                                     ------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations-                              4
         Three and Six Months Ended March 31, 2000 and 1999

         Condensed Consolidated Balance Sheets-                                        5
         March 31, 2000 and September 30, 1999

         Condensed Consolidated Statements of Cash Flows-                              6
         Six Months Ended March 31, 2000 and 1999

         Notes to Condensed Consolidated Financial   Statements                      7 - 10

  Item 2.  Management's Discussion and Analysis of                                  11 - 15
             Financial Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   15

PART II.  OTHER INFORMATION

  Item 3.  Defaults Upon Senior Securities                                              16

  Item 6.  Exhibits and Reports on Form 8-K `                                           16

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended March 31, 2000





                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                 Three Months Ended                  Six Months Ended
                                                                      March 31,                          March 31,
                                                                2000              1999             2000              1999
                                                              --------          --------         --------          --------
Revenues:
  Rental                                                       $ 41,322         $ 42,983          $ 79,839         $ 82,618
  Sales                                                          14,761            7,486            34,449           16,077
  Other                                                           4,241            2,633             8,566            5,305
                                                               --------         --------          --------         --------
                                                                 60,324           53,102           122,854          104,000

Expenses of Operations:
  Cost of sales                                                  12,390            5,948            28,712           12,392
  Operating                                                      18,446           18,697            35,964           36,047
  Selling                                                         6,709            6,091            13,554           13,065
  General and administrative                                      7,606            5,926            14,447           12,374
  Restructuring charges                                           2,800               --             2,800               --
  Depreciation and amortization                                  10,974           10,380            21,976           20,298
                                                               --------         --------          --------         --------
                                                                 58,925           47,042           117,453           94,176
                                                               --------         --------          --------         --------

Operating Income                                                  1,399            6,060             5,401            9,824

Other (Charges) and Credits:
  Interest expense                                              (16,803)         (13,555)          (31,663)         (26,812)
  Other-net                                                          85              286               141              392
                                                               --------         --------          --------         --------

Loss before Income Taxes                                        (15,319)          (7,209)          (26,121)         (16,596)
Income Tax (Benefit) Expense                                         20           (2,542)               45           (5,756)
                                                               --------         --------          --------         --------

Net Loss                                                        (15,339)          (4,667)          (26,166)         (10,840)
Dividends on Preferred Stock                                     (5,514)          (4,486)          (11,026)          (9,098)
                                                               --------         --------          --------         --------

Net Loss Attributable to Common Shareholders                   $(20,853)        $ (9,153)         $(37,192)        $(19,938)
                                                               ========         ========          ========         ========

Basic and Diluted Net Loss Per Share
   Attributable to Common Shareholders                         $ (18.65)        $  (8.51)         $ (33.27)        $ (18.55)
                                                               ========         ========          ========         ========

Weighted Average Number of Common Shares
   Outstanding, Basic and Diluted                                 1,118            1,075             1,118            1,075
                                                               ========         ========          ========         ========


            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                             March 31,           September 30,
                                                                               2000                  1999
                                                                            -----------          ------------
                                                                            (Unaudited)        (See note below)
                                            Assets
 Current Assets:
  Cash                                                                       $   3,648             $       9
  Accounts receivable (net of allowance of $19,529 and
    $24,435, respectively)                                                      48,993                53,836
  Inventories                                                                   19,146                17,313
  Other current assets                                                           2,074                 5,006
                                                                             ---------             ---------
         Total Current Assets                                                   73,861                76,164

Property, Plant and Equipment                                                  109,135               112,233
Goodwill (net of accumulated amortization of $27,660 and
  $23,212, respectively)                                                       138,245               142,002
Deferred Financing Costs (net of accumulated amortization
  of $4,384 and $3,207, respectively)                                           17,146                18,322
Other Assets                                                                    12,586                12,872
                                                                             ---------             ---------

Total Assets                                                                 $ 350,973             $ 361,593
                                                                             =========             =========

                           Liabilities and Stockholders' Deficiency

Current Liabilities:
  Current portion of long term debt                                          $ 578,649             $ 567,884
  Accounts payable                                                              22,426                17,502
  Accrued expenses                                                              25,089                24,773
  Other current liabilities                                                      1,030                 1,138
                                                                             ---------             ---------
         Total Current Liabilities                                             627,194               611,297

Senior Debt                                                                        334                   557
Subordinated Debt                                                                   --                    --
Deferred Income Taxes                                                            1,779                 1,779
Other Liabilities                                                                8,983                 6,748
Mandatorily Redeemable Preferred Stock                                         139,632               130,955
Stockholders' Deficiency                                                      (426,949)             (389,743)
                                                                             ---------             ---------

Total Liabilities and Stockholders' Deficiency                               $ 350,973             $ 361,593
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



            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                      Six Months Ended March 31,
                                                                                      2000                  1999
                                                                                   ---------             ----------
Cash Flows From Operating Activities
Net loss                                                                           $ (26,166)             $ (10,840)
Adjustments to reconcile net loss to net cash
  provided by operating activities                                                    40,020                 11,865
                                                                                   ---------              ---------
Net cash provided by operating activities                                             13,854                  1,025

Cash Flows From Investing Activities
Purchases of equipment                                                               (14,299)               (13,345)
Acquisitions                                                                              --                (32,641)
Other                                                                                   (618)                   468
                                                                                    ---------             ---------
Net cash used in investing activities                                                (14,917)               (45,518)

Cash Flows From Financing Activities
Borrowings                                                                             9,000                 46,300
Debt repayments                                                                       (4,283)                (1,138)
Other                                                                                    (15)                  (319)
                                                                                   ---------              ---------
Net cash provided by financing activities                                              4,702                 44,843
                                                                                   ---------              ---------

Increase in cash                                                                       3,639                    350
Cash:
  Beginning balance                                                                        9                  2,411
                                                                                   ---------              ---------
  Ending balance                                                                   $   3,648              $   2,761
                                                                                   =========              =========



            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Condensed Consolidated Financial Statements

         The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of operations for the three and six months ended March 31, 2000 and the condensed consolidated statement of cash flows for the six months ended March 31, 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1999 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

         The condensed consolidated statements of operations for the three and six months ended March 31, 1999 and the condensed consolidated statement of cash flows for the six months ended March 31, 1999 were derived from the Company's Form 10-Q/A filed with the Securities and Exchange Commission on July 20, 2000.

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

         While the credit facility is in default, the ultimate disposition of the debt outstanding thereunder, as well as the debt outstanding under the various indentures, is not under the control of the Company. As a result, all outstanding principal under the credit facility and the indentures at March 31, 2000 was classified as a current liability.

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

         During July 2000, the Company has engaged a financial advisor to evaluate its strategic alternatives. Upon completion of such analysis, the Company will commence discussions with the lenders to the credit facility to reach a formal agreement with respect to the defaults and potential defaults. The Company cannot predict what such agreement may consist of and what effects may ensue on the operations of the Company. Also, the Company is uncertain as to what actions will be taken by the lenders to the credit facility if the defaults are not cured. Upon completion of the evaluation of its strategic alternatives, the Company also intends to have discussions with the holders of the 11% notes. The Company can not predict what may result from such discussions.

Note C - Inventory

                                                                         March 31,            September 30,
                                                                           2000                   1999
                                                                        ----------            -------------
                                                                                 (in thousands)
         Raw materials                                                   $   1,614            $    1,825
         Finished goods                                                     26,641                23,488
                                                                         ---------             ---------
                                                                            28,255                25,313
         Reserves for excessive quantities and obsolescence                 (9,109)               (8,000)
                                                                         ---------            ----------
                                                                         $  19,146             $  17,313
                                                                         =========             =========

         As of March 31, 2000 and September 30, 1999, the Company has an additional $3.3 million and $2.5 million, respectively, of finished goods inventory included in other assets as such inventory is not anticipated to be sold within one year of the balance sheet date.

Note D - Property, Plant and Equipment

                                                                           March 31,         September 30,
                                                                             2000                1999
                                                                         -----------         -------------
                                                                                 (in thousands)
         Rental equipment                                                 $  267,043           $  267,906
         Equipment and fixtures                                               18,444               17,626
         Building and improvements                                             8,645                8,599
         Land                                                                    149                  149
                                                                          ----------           ----------
                                                                             294,281              294,280
         Less accumulated depreciation and amortization                     (185,146)            (182,047)
                                                                          ----------           ----------
                                                                          $  109,135           $  112,233
                                                                          ==========           ==========

         Historically, the Company reviews its rental equipment fleet for excessive quantities and obsolescence. Beginning in the second quarter of fiscal 2000, the Company has taken a more aggressive approach to such review, and is either selling or disposing of rental units at a higher pace than in previous years.

Note E - Restructuring Charges

         In March 2000, the Company recorded a $2.8 million restructuring charge for severance and related costs. Such charge resulted from the implementation of phase one of a strategic initiative to streamline the organization, the goal of which is to increase operational response and efficiency. The Company recorded an additional charge for severance and related costs of $3.0 million in June 2000 for phase two of the strategic initiative and $.3 million in August 2000 for phase three. As a result, 280 positions have been combined or eliminated in phase one, two and three of the strategic initiative.

Note F - Loss Per Share

         Options and warrants to purchase shares of the Company's Common Stock were excluded from the computation of diluted loss per share for the three and six months ended March 31, 2000 and 1999 because they were antidilutive. The number of options outstanding at March 31, 2000 and 1999 were 47,653 and 51,557, respectively, and the number of warrants outstanding at March 31, 2000 and 1999 was 91,209.

Note G - Derivative Terminations

         In connection with the defaults under the credit facility, MEDIQ/PRN was notified by the counterparties to its collar agreements and its interest rate swap that such arrangements would be terminated. The Company received $1.6 million in connection with the terminations, and such proceeds were utilized to repay indebtedness under the credit facility.


Note H - Subsidiary Dividend and Funding Restriction

         As of March 31, 2000, MEDIQ had approximately $9,000 of assets, exclusive of its investment in MEDIQ/PRN and deferred financing costs, $2.6 million of current liabilities consisting principally of pension and deferred compensations liabilities, $94.4 million of long-term debt and $8.6 million of other long-term liabilities, exclusive of its obligations under mandatorily redeemable preferred stock and amounts owed to MEDIQ/PRN. MEDIQ's only means to satisfy its obligations and to pay its expenses is from cash advanced from MEDIQ/PRN. Effective January 2000, and due to the defaults under the credit facility, MEDIQ/PRN is no longer permitted to fund the obligations and expenses of MEDIQ.

Note I - Business Segment Data

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


         The following discussion addresses the financial condition of the Company as of March 31, 2000 and the results of operations for the three and six months periods ended March 31, 2000 and 1999, and addresses other circumstances through, or that could be reasonably expected at, August 15, 2000. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and financial statement sections of the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

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

         While the credit facility is in default, the ultimate disposition of the debt outstanding thereunder, as well as the debt outstanding under the various indentures, is not under the control of the Company. As a result, all outstanding principal under the credit facility and the indentures at March 31, 2000 was classified as a current liability.

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

         During July 2000, the Company has engaged a financial advisor to evaluate its strategic alternatives. Upon completion of that analysis, the Company will commence discussions with the lenders to the credit facility to reach a formal agreement with respect to the defaults and potential defaults. The Company cannot predict what such agreement may consist of and what effects may ensue on the operations of the Company. Also, the Company is uncertain as to what actions will be taken by the lenders to the credit facility if the defaults are not cured. Upon completion of the evaluation of its strategic alternative, the Company also intends to have discussions with the holders of the 11% notes. The Company can not predict what may result from such discussions.

Liquidity and Capital Resources

         Net cash provided by operating activities in the first six months of fiscal 2000 was $13.9 million compared to net cash provided by operating activities in the first six months of fiscal 1999 of $1.0 million. The improvement is primarily attributable to implementation of cash management strategies to improve cash collections and extend cash payments, partially offset by increased investment in inventories to support the sale businesses.

         The Company used $9.0 million of its revolving credit facility, along with cash flow generated from operations and the sale of rental equipment, to meet principal and interest payments, fund capital expenditures and working capital, and to provide for other general corporate purposes during the first six months of fiscal 2000. Due to the defaults under the credit facility, there is no availability under the revolving credit facility at March 31, 2000. Absent the default under the credit facility, there would be $2.8 million of availability under the revolving credit facility as of August 15, 2000.

Results of Operations

         Total revenues for the second quarter fiscal 2000 were $60.3 million compared to $53.1 million for the second quarter fiscal 1999, an increase of $7.2 million, or 13.6%. Revenue growth was attributed to increased sales of parts and disposables of $7.3 million and increased biomedical repair, CAMP, logistical services and consulting revenues (other revenue) of $1.6 million, partially offset by a decrease in rental revenues of $1.7 million. Total revenues for the first six months of fiscal 2000 were $122.9 million compared to $104.0 million for the first six months of fiscal 1999, an increase of $18.9 million, or 18.2%. Revenue growth was attributed to increased sales of parts and disposables of $18.4 million and increased biomedical repair, CAMP, logistical services and consulting revenues (other revenue) of $3.3 million, partially offset by a decrease in rental revenues of $2.8 million.

         The increase in sales revenue resulted primarily from the incremental effects of the June 1999 acquisition of HTD Corporation that expanded the Company's disposable products business. The Company expects revenues over the next fiscal quarter for the parts and disposable business to be slightly ahead of historical levels, but decline from the level reached in the first and second quarters due to the loss of a major customer for non-payment issues, the loss of a significant product and reduced volume. The Company lost the product when the manufacturer decided to provide the product directly to the market instead of using independent distributors.

         Biomedical repair revenue increased $.7 million and $1.4 million for the three and six months ended March 31, 2000, respectively, over the comparable period in the prior fiscal year. Such increases are primarily the result of incremental revenues provided by the biomedical repair business acquired from HTD and internal growth. CAMP revenue increased $.2 million in each of the first two fiscal quarters compared to the first two fiscal quarters in fiscal 1999, and consulting revenues increased $.5 million and $1.3 million for the three and six months ended March 31, 2000, respectively, over the comparable period in the prior fiscal year. Such increases were due to internal growth. Logistical services revenue increased $.2 million in the second quarter compared to the prior year fiscal period, while remaining flat in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. Such increase was due to increased volume as a result of the addition of a new services agreement. The Company expects other revenue to continue to increase over fiscal 1999 historical levels, and the levels reached in the first and second quarters of fiscal 2000, in the next quarter due to the effects of the HTD acquisition and internal growth, include the new logistical services agreement.

         Rental revenues declined $1.7 million and $2.8 million for the three and six months ended March 31, 2000, respectively, when compared to the comparable period in the prior fiscal year. The Company continues to experience significant rental rate pressure on its medical equipment and support surface products which is the primary reason for the decline in rental revenues. Average price for the medical equipment rental business declined 7% in the first fiscal quarter and 12% in the second fiscal quarter when compared to the same periods in the prior fiscal year. Partially offsetting the effects of the price reductions, average units on rent increased 7% in the first quarter and 5% in the second quarter over the comparable periods in fiscal 1999. The increased volume is due to the effects of the fiscal 1999 acquisitions and, to a lesser extent, internal growth. Medical equipment rental revenues decreased $.8 million in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999, after remaining flat in the first quarter of fiscal 2000 when compared to the comparable period in the prior fiscal year. In addition, the Company's largest revenue share agreement was terminated in June 1999, the effects of which were mitigated by the increased volume from the fiscal 1999 acquisitions.

         Average price for the support surface rental businesses declined 15% and 19% in the first and second quarters of fiscal 2000, respectively, compared to the same periods in the prior fiscal year. Partially offsetting the price decreases, average units on rent increased 14% and 6% for the same periods. Support surface rental revenues decreased $1.1 million and $.9 million in the first and second quarters of fiscal 2000, respectively, when compared to the same period in the prior fiscal year. The increased volume is due to the effects of the fiscal 1999 acquisitions and, to a lesser extent, internal growth.

         The Company expects average units volume for both rental businesses to approximate or be slightly behind historical levels over the next quarter. However, the Company expects average price for both rental businesses to continue to be less than historical levels due primarily to competition from other rental providers. The Company expects rental revenue to decrease from historical levels over the next quarter.

         Overall gross margin on the sale businesses dropped from 23% in the first six months of fiscal 1999 to 17% in the first six months of fiscal 2000, and overall gross margins on the sale businesses were 16% and 21% in the second quarters of fiscal 2000 and 1999, respectively. The decrease in gross margin is primarily due to competitive pricing pressures. Gross margins on the parts and disposables sale business dropped were 14% and 20% in the second quarter of fiscal 2000 and 1999, respectively, while gross margins on the sale of equipment business were flat. The Company expects overall gross margins on the sale businesses to be flat in the next fiscal quarter compared to the second quarter of fiscal 2000.

         Operating and selling expenses were relatively flat between the first six months of fiscal 2000 and 1999. General and administrative expenses increased $2.1 million in the first six months of fiscal 2000 compared to the same period in the prior fiscal year. Such increase is the result of increased salaries and related costs and professional fees. The Company recorded a restructuring charge for severance and related costs of $2.8 million in the second quarter of fiscal 2000 associated with the Company's strategic initiative to streamline the organization and increase operational response and efficiency. Exclusive of restructuring and non-recurring charges, the Company expects costs to decline in the third and fourth quarters of fiscal 2000 as a result of three reductions in force implemented during the latter half of the second, third and fourth fiscal quarters, and the significantly higher levels of reserves for bad debts and excess and obsolete inventories recorded in fiscal 1999. Depreciation and amortization increased by $1.7 million in the first six months of fiscal 2000 compared to the comparable period in the prior fiscal year. Such increase resulted from additional depreciable rental equipment purchased, rental equipment obtained in acquisitions, and increased amortization related to the goodwill recognized on acquisitions in fiscal 1999.

         Operating income/loss exclusive of depreciation and amortization is known as EBITDA. EBITDA for the three months ended March 31, 2000 and 1999 was $12.4 million and $16.4 million, respectively, and $27.4 million and $30.1 million for the six months then ended. EBITDA for fiscal 2000 included a restructuring charge for severance and related costs of $2.8 million. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service indebtedness in the medical equipment rental industry. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of a company's operating performance or as a measure of liquidity. The Company expects third quarter EBITDA to be less than the comparable amount from fiscal 1999.

         Interest expense was $16.8 million and $31.7 million for the three and six months ended March 31, 2000 compared to $13.6 million and $26.8 million for the comparable periods in the prior year. The increase in interest expense was principally due to higher levels of debt outstanding and increased interest rates, including default rates of interest on amounts outstanding under the credit facility. The cash portion of interest expense was $8.2 million and $18.0 million for the three and six months ended March 31, 2000. The remaining interest expense represents non-cash accretion on the 13% discount debentures, interest expense on the 11% notes to be deferred pursuant to the payment blockage letter dated May 25, 2000, and amortization of deferred debt issuance costs. The Company expects interest expense to increase over the next several quarters due to increases in the prime rate of interest and default rates of interest on amounts outstanding under the credit agreement.

         Although the Company has generated a net loss, which should give rise to net operating loss carryforwards, and therefore income tax benefits, the Company has recorded a valuation allowance equal to the federal and state income tax benefits due to the uncertainty of the Company's future ability to recognize such benefits.

         Accreted but unpaid dividends on preferred stock for the three and six months ended March 31, 2000 were $5.5 million and $11.0 million, respectively, compared to $4.5 million and $9.1 million in the corresponding prior year periods. These amounts reflect accretion of dividends on the three cumulative preferred stock series issued in connection with the Company's recapitalization in May 1998.

         For the three and six months ended March 31, 2000 there was a net loss attributable to common shareholders of $20.9 million and $37.2 million, respectively. The Company expects to continue to report a net loss attributable to common shareholder for the foreseeable future


Year 2000

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk is changes in interest rates as the loan facilities under MEDIQ/PRN's credit facility are subject to variable rates of interest. The variable interest rates impacting MEDIQ/PRN are LIBOR and prime, which are the interest rate options available under the credit facility. There were no material changes during the three months ended March 31, 2000 in the way the Company managed this risk. Beginning January 2000, and as a result of the defaults under the credit facility, the Company's only interest rate option is prime plus the applicable margin, the Company is incurring default rates of interest which are two percentage points over the Company's historical interest rates, and the Company is no longer permitted to borrow at LIBOR. As of March 31, 2000, $270.0 million borrowings under the credit facility bore interest at LIBOR. The LIBOR interest rate contracts expire in June 2000. Upon expiration, the Company expects its interest rates to increase 2.1% on such amounts.

         To mitigate a portion of the interest rate risk, MEDIQ/PRN had two interest rate collars and an interest rate swap. Due to the defaults under the credit facility, the interest rate collars and the interest rate swap were terminated in May and June 2000.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended March 31, 2000


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

     As of the filing date of this report, MEDIQ/PRN had not paid certain amounts due under the credit facility, as follows: $1.8 million and $1.5 million of default interest due June 30, 2000 and September 30, 2000, respectively; and $3.3 million of principal due September 30, 2000. The Company has not paid $20 thousand of interest on the 7.5% exchangeable debentures due in July 2000. In addition, pursuant to a letter dated May 25, 2000, the lenders to the credit facility sent notice to the trustee for the 11% notes and the Company to effect a payment blockage on the 11% notes such that the semiannual interest payment of $10.5 million payable on June 1, 2000 was not made. The indenture to the 11% notes permits the lenders under the credit facility to elect to block the payment of amounts due and payable with respect to the 11% notes for a period of up to 180 days. This payment blockage may occur during a period of default under the credit facility in which the maturity of debt outstanding thereunder may be accelerated. Any nonpayment of interest on the 11% notes existing for more than 30 days would be an event of default under the indenture to the 11% notes. As long as the maturity of the debt outstanding under the credit facility has not been accelerated, payments with respect to the 11% notes may be continued after the payment blockage period expires. The Company's current cash forecast indicates that the Company may have short-term and long-term cash flow deficiencies for funding timely principal and interest payments.

         See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note B to the Condensed Consolidated Financial Statements for further information on the foregoing matter.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27       Financial Data Schedule appears on page 17.

(b)      Reports on Form 8-K

         During the quarter ended March 31, 2000, the Company filed reports on Form 8-K on January 13, 2000 and February 15, 2000. Such reports disclosed that the Company would not file its Annual Report on Form 10-K for the year ended September 30, 1999 and its Quarterly Report on Form 10-Q for the three months ended December 31, 1999 timely, and disclosed the reasons why therein.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                          Quarter Ended March 31, 2000





                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                  MEDIQ Incorporated
                                              --------------------------
                                                           (Registrant)



October 2, 2000                               /s/ Kenneth K. Kreider
---------------                               ------------------------------
     (Date)                                   Kenneth K. Kreider
                                              Senior Vice President and
                                              Chief Financial Officer