Form 10-Q
period 2000-06-30
MEDIQ INC
filed 2000-10-02
CIK 350920

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------



                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

For the quarter ended:  June 30, 2000            Commission File Number:  1-8147

                               MEDIQ Incorporated
             (Exact name of registrant as specified in its charter)

         Delaware                                        51-0219413
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

One MEDIQ Plaza, Pennsauken, New Jersey                    08110
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (856) 662-3200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements
for the past 90 days. YES      NO  X
                         -----   -----

At August 15, 2000, there were outstanding 1,115,669 shares of Common Stock, par value $.01.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                           Quarter Ended June 30, 2000

                                      INDEX


                                                                        Page
                                                                        Number
                                                                        ------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations-                  4
         Three and Nine Months Ended June 30, 2000 and 1999

         Condensed Consolidated Balance Sheets-                            5
         June 30, 2000 and September 30, 1999

         Condensed Consolidated Statements of Cash Flows-                  6
         Nine Months Ended June 30, 2000 and 1999

         Notes to Condensed Consolidated Financial Statements            7 - 10

  Item 2.  Management's Discussion and Analysis of                      11 - 15
           Financial Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk      15

PART II.  OTHER INFORMATION

  Item 3.  Defaults Upon Senior Securities                                 16

  Item 6.  Exhibits and Reports on Form 8-K                                16

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                           Quarter Ended June 30, 2000









                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                   Three Months Ended                 Nine Months Ended
                                                        June 30,                           June 30,
                                                  2000              1999             2000              1999
                                                --------          --------         --------          --------
Revenues:
  Rental                                         $ 34,050         $ 39,670         $ 113,889         $122,288
  Sales                                            12,949           12,848            47,398           28,925
  Other                                             4,419            4,005            12,985            9,311
                                                 --------         --------         ---------         --------
                                                   51,418           56,523           174,272          160,524

Expenses of Operations:
  Cost of sales                                    11,160           10,197            39,872           22,589
  Operating                                        17,571           19,592            53,535           55,638
  Selling                                           4,515            7,062            18,069           20,128
  General and administrative                        8,290            6,005            22,737           18,380
  Restructuring charges                             3,000               --             5,800               --
  Depreciation and amortization                    12,416           11,301            34,392           31,600
                                                 --------         --------          --------         --------
                                                   56,952           54,157           174,405          148,335
                                                 --------         --------          --------        ---------

Operating Income                                   (5,534)           2,366              (133)          12,189

Other (Charges) and Credits:
  Interest expense                                (16,147)         (13,956)          (47,810)         (40,768)
  Other-net                                           767               72               908              465
                                                 --------         --------          --------         --------

Loss before Income Taxes                          (20,914)         (11,518)          (47,035)         (28,114)
Income Tax (Benefit) Expense                           17           (2,396)               62           (8,152)
                                                 --------         --------          --------         --------

Net Loss                                          (20,931)          (9,122)          (47,097)         (19,962)
Dividends on Preferred Stock                       (5,747)          (4,802)          (16,773)         (13,900)
                                                 --------         --------          --------         --------

Net Loss Attributable to Common Shareholders     $(26,678)        $(13,924)         $(63,870)        $(33,862)
                                                 ========         ========          ========         ========

Basic and Diluted Net Loss Per Share
   Attributable to Common Shareholders          $ (23.91)         $ (12.86)         $ (57.13)        $ (31.44)
                                                ========          ========          ========         ========

Weighted Average Number of Common Shares
   Outstanding, Basic and Diluted                   1,116            1,083             1,118            1,077
                                                 ========         ========          ========         ========



            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                             June 30,            September 30,
                                                                               2000                  1999
                                                                            -----------          ------------
                                                                            (Unaudited)        (See note below)
                                            Assets
Current Assets:
  Cash                                                                       $   4,539             $       9
  Accounts receivable (net of allowance of $17,695 and
    $24,435, respectively)                                                      43,012                53,836
  Inventories                                                                   17,185                17,313
  Other current assets                                                           1,513                 5,006
                                                                             ---------             ---------
         Total Current Assets                                                   66,249                76,164

Property, Plant and Equipment                                                  101,766               112,233
Goodwill (net of accumulated amortization of $29,722 and
  $23,212, respectively)                                                       136,182               142,002
Deferred Financing Costs (net of accumulated amortization
  of $4,998 and $3,207, respectively)                                           16,580                18,322
Other Assets                                                                    13,130                12,872
                                                                             ---------             ---------

Total Assets                                                                 $ 333,907             $ 361,593
                                                                             =========             =========

                           Liabilities and Stockholders' Deficiency
Current Liabilities:
  Current portion of long term debt                                          $ 580,265             $ 567,884
  Accounts payable                                                              18,473                17,502
  Accrued expenses                                                              16,016                16,316
  Accrued interest                                                              14,135                 8,457
  Other current liabilities                                                        918                 1,138
                                                                             ---------             ---------
         Total Current Liabilities                                             629,807               611,297

Senior Debt                                                                      1,707                   557
Subordinated Debt                                                                   --                    --
Deferred Income Taxes                                                            1,779                 1,779
Other Liabilities                                                               10,106                 6,748
Mandatorily Redeemable Preferred Stock                                         144,154               130,955
Stockholders' Deficiency                                                      (453,646)             (389,743)
                                                                             ---------             ---------

Total Liabilities and Stockholders' Deficiency                               $ 333,907             $ 361,593
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


            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                           Nine Months Ended June 30,
                                                                           2000                   1999
                                                                        ---------              ---------
Cash Flows From Operating Activities
Net loss                                                                 $ (47,097)             $ (19,962)
Adjustments to reconcile net loss to net cash
  provided by operating activities                                          65,077                 26,099
                                                                         ---------              ---------
Net cash provided by operating activities                                   17,980                  6,137

Cash Flows From Investing Activities
Purchases of equipment                                                     (15,254)               (16,231)
Acquisitions                                                                    --                (82,947)
Other                                                                         (188)                   328
                                                                         ----------             ---------
Net cash used in investing activities                                      (15,442)               (98,850)

Cash Flows From Financing Activities
Borrowings                                                                   9,000                 93,000
Debt repayments                                                             (6,974)                (1,400)
Other                                                                          (34)                (1,298)
                                                                         ---------              ---------
Net cash provided by financing activities                                    1,992                 90,302
                                                                         ---------              ---------

Increase in cash                                                             4,530                 (2,411)
Cash:
  Beginning balance                                                              9                  2,411
                                                                         ---------              ---------
  Ending balance                                                         $   4,539              $      --
                                                                         =========              =========

Supplemental disclosure of noncash investing and financing
  Activities:
     Equipment financed under capital leases                             $   2,624              $      --
                                                                         =========              =========
     Capital stock issued in an acquisition                              $      --              $  10,000
                                                                         =========              =========


            See Notes to Condensed Consolidated Financial Statements

                       MEDIQ INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Condensed Consolidated Financial Statements

         The condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statements of operations for the three and nine months ended June 30, 2000 and the condensed consolidated statement of cash flows for the nine months ended June 30, 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1999 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

         The condensed consolidated statements of operations for the three and nine months ended June 30, 1999 and the condensed consolidated statement of cash flows for the nine months ended June 30, 1999 were derived from the Company's Form 10-Q/A filed with the Securities and Exchange Commission on July 20, 2000.

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

         On June 12, 2000 and June 30, 2000, MEDIQ/PRN made $8.5 million in payments under the credit facility. Such payments represented normal interest costs, LIBOR/prime plus the applicable margin, but did not include default interest of $1.8 million as required under the credit agreement. Non-payment of such interest constitutes a default under the credit facility. In addition, MEDIQ/PRN notified the lenders for the credit facility that the Company intended to defer the principal payment of $3.3 million due June 30, 2000 to $1.1 million payable July 21, 2000; $1.1 million payable August 18, 2000; and $1.1 million payable September 15, 2000. Such deferment constitutes a default under the credit facility. MEDIQ/PRN has made all the deferred payments. The Company's next significant payment of principal and interest is due September 30, 2000, is pursuant to the credit facility, and aggregates $11.3 million, excluding default interest of $1.5 million. On October 2, 2000, MEDIQ/PRN paid $8.0 million in normal interest costs, prime plus the applicable margin, pursuant to such payment. MEDIQ/PRN has no plans at this time to pay the principal of $3.3 million or the default interest. The non-payment of the principal and default interest constitutes defaults under the credit facility.

         While the credit facility is in default, the ultimate disposition of the debt outstanding thereunder, as well as the debt outstanding under the various indentures, is not under the control of the Company. As a result, all outstanding principal under the credit facility and the indentures at June 30, 2000 was classified as a current liability.

         Until a formal agreement relating to the defaults and potential defaults is reached with the lenders, the Company is unable to access the credit facility and must fund its working capital needs through other sources of cash. The Company's current cash forecast indicates that the Company has short-term and long-term cash flow deficiencies for funding timely principal and interest payments. The Company does not have sufficient current assets nor does it presently have any other available sources of capital to satisfy the current liability represented by the potential to accelerate amounts outstanding under the credit facility and indentures. In addition, the credit facility permits the lenders thereunder the right to liquidate collateral under the security agreement thereto to satisfy amounts outstanding. The credit facility is secured by a first priority lien and security interests in substantially all tangible and intangible assets of MEDIQ/PRN and its subsidiaries.

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

Note C - Inventory

                                                                           June 30,         September 30,
                                                                             2000                1999
                                                                        --------------     ----------------
                                                                                 (in thousands)
         Raw materials                                                   $   1,554            $    1,825
         Finished goods                                                     24,566                23,488
                                                                          --------             ---------
                                                                            26,120                25,313
         Reserves for excessive quantities and obsolescence                 (8,935)               (8,000)
                                                                         ---------            ----------
                                                                          $ 17,185             $  17,313
                                                                          ========             =========

         As of June 30, 2000 and September 30, 1999, the Company has an additional $4.9 million and $2.5 million, respectively, of finished goods inventory included in other assets as such inventory is not anticipated to be sold within one year of the balance sheet date.

Note D - Property, Plant and Equipment

                                                                           June 30,         September 30,
                                                                             2000                1999
                                                                        -------------     -----------------
                                                                                 (in thousands)
         Rental equipment                                                $   262,796          $   267,906
         Equipment and fixtures                                               18,200               17,626
         Building and improvements                                             7,582                8,599
         Land                                                                    149                  149
                                                                      --------------       --------------
                                                                             288,727              294,280
         Less accumulated depreciation and amortization                     (186,961)            (182,047)
                                                                         -----------          -----------
                                                                          $  101,766           $  112,233
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

Note E - Restructuring Charges

         In March 2000, the Company recorded a $2.8 million restructuring charge for severance and related costs. Such charge resulted from the implementation of phase one of a strategic initiative to streamline the organization, the goal of which is to increase operational response and efficiency. The Company recorded an additional charge for severance and related costs of $3.0 million in June 2000 for phase two of the strategic initiative and $.3 million in august 2000 for phase three. As a result, 280 positions have been combined or eliminated in phase one and two of the strategic initiative. Through June 30, 2000, the Company had paid $1.1 million pursuant to the restructuring charges.

Note F - Professional Fees

         In the third quarter of fiscal 2000, the Company began to incur costs for consultants representing the Company and the lenders under the credit facility. Such consultants were performing legal, accounting and investment banking services for their respective constituents to evaluate the Company's capital structure and complete the Company's fiscal 1999 and 2000 securities filings. All of these projects are still in process as of September 30, 2000. The Company incurred $1.1 million for these costs in the third quarter and such costs were charged to general and administrative expenses in the Condensed Consolidated Statement of Operations. The Company can not estimate the total costs to be incurred to complete these projects.

Note G - Loss Per Share

         Options and warrants to purchase shares of the Company's Common Stock were excluded from the computation of diluted loss per share for the three and nine months ended June 30, 2000 and 1999 because they were antidilutive. The number of options outstanding at June 30, 2000 and 1999 were 46,707 and 51,853, respectively, and the number of warrants outstanding at June 30, 2000 and 1999 was 91,209.

Note H - Derivative Terminations

         In connection with the defaults under the credit facility, MEDIQ/PRN was notified by the counterparties to its collar agreements and its interest rate swap that such arrangements would be terminated. The Company received $1.6 million in connection with the terminations, and such proceeds were utilized to repay indebtedness under the credit facility.

Note I - Subsidiary Dividend and Funding Restriction

         As of June 30, 2000, MEDIQ had approximately $9,000 of assets, exclusive of its investment in MEDIQ/PRN and deferred financing costs, $2.6 million of current liabilities consisting principally of pension and deferred compensations liabilities, $97.5 million of long-term debt and $9.8 million of other long-term liabilities, exclusive of its obligations under mandatorily redeemable preferred stock and amounts owed to MEDIQ/PRN. MEDIQ's only means to satisfy its obligations and to pay its expenses is from cash advanced from MEDIQ/PRN. Effective January 2000, and due to the defaults under the credit facility, MEDIQ/PRN is no longer permitted to fund the obligations and expenses of MEDIQ.

Note J - Business Segment Data

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion addresses the financial condition of the Company as of June 30, 2000 and the results of operations for the three and nine months periods ended June 30, 2000 and 1999, and addresses other circumstances through, or that could be reasonably expected at, August 15, 2000. This discussion should be read in conjunction with the financial statements included elsewhere herein and the Management's Discussion and Analysis and financial statement sections of the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

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

         While the credit facility is in default, the ultimate disposition of the debt outstanding thereunder, as well as the debt outstanding under the various indentures, is not under the control of the Company. As a result, all outstanding principal under the credit facility and the indentures at June 30, 2000 was classified as a current liability.

         Until a formal agreement relating to the defaults and potential defaults is reached with the lenders, the Company is unable to access the credit facility and must fund its working capital needs through other sources of cash. The Company's current cash forecast indicates that the Company has short-term and long-term cash flow deficiencies for funding timely principal and interest payments. The Company does not have sufficient current assets nor does it presently have any other available sources of capital to satisfy the current liability represented by the potential to accelerate amounts outstanding under the credit facility and indentures. In addition, the credit facility permits the lenders thereunder the right to liquidate collateral under the security agreement thereto to satisfy amounts outstanding. The credit facility is secured by a first priority lien and security interests in substantially all tangible and intangible assets of MEDIQ/PRN and its subsidiaries.

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

Liquidity and Capital Resources

         Net cash provided by operating activities in the first nine months of fiscal 2000 was $18.0 million compared to net cash provided by operating activities in the first nine months of fiscal 1999 of $6.1 million. The improvement is primarily attributable to implementation of cash management strategies to improve cash collections and extend cash payments, partially offset by increased investment in inventories to support the sale businesses.

         The Company used $9.0 million of its revolving credit facility, along with cash flow generated from operations and the sale of rental equipment, to meet a portion of its principal and interest payments, fund capital expenditures and working capital, and to provide for other general corporate purposes during the first nine months of fiscal 2000. Due to the defaults under the credit facility, there is no availability under the revolving credit facility at June 30, 2000. Absent the default under the credit facility, there would be $2.8 million of availability under the revolving credit facility as of August 15, 2000.

Results of Operations

         Total revenues for the third quarter fiscal 2000 were $51.4 million compared to $56.5 million for the third quarter fiscal 1999, a decrease of $5.1 million, or 9.0%. Rental revenues decrease $5.6 million partially offset by increased sales of parts and disposables of $.1 million and increased biomedical repair, CAMP, logistical services and consulting revenues (other revenue) of $.4 million. Total revenues for the first nine months of fiscal 2000 were $174.3 million compared to $160.5 million for the first nine months of fiscal 1999, an increase of $13.8 million, or 8.6%. Revenue growth was attributed to increased sales of parts and disposables of $18.5 million and increased biomedical repair, CAMP, logistical services and consulting revenues (other revenue) of $3.7 million, partially offset by a decrease in rental revenues of $8.4 million.

         The increase in sales revenue resulted primarily from the incremental effects of the June 1999 acquisition of HTD Corporation that expanded the Company's disposable products business. The Company expects revenues over the next fiscal quarter for the parts and disposable business to be less than the comparable period in fiscal 1999, but to be flat with the level reached in the third quarter. The fourth quarter fiscal 2000 reduction from fiscal 1999 is due to the loss of a major customer for non-payment issues, the loss of a significant product and reduced volume. The Company lost the product when the manufacturer decided to provide the product directly to the market instead of using independent distributors.

         Biomedical repair revenue decreased $.1 million and increased $1.3 million for the three and nine months ended June 30, 2000, respectively, over the comparable period in the prior fiscal year. The revenues for the nine months ended June 30, 2000 increased primarily as a result of incremental revenues provided by the biomedical repair business acquired from HTD and internal growth. The third quarter revenues were impacted by the loss of biomedical revenues associated with customer Y2K issues in fiscal 1999 mostly offset by incremental revenues from the HTD acquisition and internal growth. CAMP revenue increased $.2 million in each of the first three fiscal quarters compared to the first three quarters in fiscal 1999 due to internal growth. Consulting revenues decreased $.4 million and increased $1.4 million for the three and nine months ended June 30, 2000, respectively, over the comparable period in the prior fiscal year. The increase for the nine months ended June 30, 2000 was due to internal growth. The decrease in the third quarter was due to the closing of the consulting division effective June 30, 2000 as a result of the sale of certain assets of such division on June 1, 2000. Logistical services revenue increased $.8 million in the third quarter compared to the prior year fiscal period, while increasing $1.1 million for the nine months ended June 30, 2000. Such increase was due to increased volume as a result of the addition of a new services agreement. Exclusive of consulting revenues, the Company expects other revenue to continue to increase in the fourth quarter of fiscal 2000 over the comparable period in the prior fiscal year.

         Rental revenues declined $5.6 million and $8.4 million for the three and nine months ended June 30, 2000, respectively, when compared to the comparable periods in the prior fiscal year. The Company continues to experience significant rental rate pressure on its medical equipment and support surface products which is the primary reason for the decline in rental revenues. Average price for the medical equipment rental business declined 7%, 12% and 14% in the first, second and third fiscal quarters, respectively, when compared to the same periods in the prior fiscal year. Partially offsetting the effects of the price reductions, average units on rent increased 7% in the first quarter and 5% in the second quarter over the comparable periods in fiscal 1999, while average units on rent in the third quarter remained flat. The increased volume in the first and second quarters of fiscal 2000 is due to the effects of the fiscal 1999 acquisitions and, to a lesser extent, internal growth. In addition, the Company's largest revenue share agreement was terminated in June 1999, the effects of which were mitigated by the increased volume from the fiscal 1999 acquisitions. Medical equipment rental revenues decreased $3.7 million in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999, and decreased $4.4 million for the nine months ended June 30, 2000.

         Average price for the support surface rental businesses declined 15%, 19% and 18% in the first, second and third quarters of fiscal 2000, respectively, compared to the same periods in the prior fiscal year. Partially offsetting the price decreases, average units on rent increased 14% and 6% for the first and second quarters, respectively, of fiscal 2000, while decreasing 3% in the third quarter. Support surface rental revenues decreased $1.9 million and $4.0 million in the three and nine months ended June 30, 2000, respectively, compared to the same periods in the prior fiscal year.

         The Company expects rental revenues in the fourth quarter of fiscal 2000 to be slightly higher than rental revenue in fiscal 1999, due principally to the higher level of reserves recorded in fiscal 1999 for credit memos. However, the Company expects average unit volume and average price for both rental businesses to be down from historical levels, although average price is expect to stabilize compared to average price in May and June 2000.

         Overall gross margin on the sale businesses dropped from 22% in the first nine months of fiscal 1999 to 16% in the first nine months of fiscal 2000, and overall gross margins on the sale businesses were 21% and 14% in the third quarters of fiscal 1999 and 2000, respectively. The decrease in gross margin is primarily due to competitive pricing pressures. Gross margins on the parts and disposables sale business dropped from 16% to 13% in the third quarter of fiscal 1999 and 2000, respectively, while gross margins on the sale of equipment dropped from 33% to 17%. The Company expects overall gross margins on the sale businesses to be flat in the next fiscal quarter compared to the third quarter of fiscal 2000.

         Operating, selling, and general and administrative expenses decreased $2.3 million in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. Such expenses were flat for the nine months ended June 30, 2000. The decrease is a result of strategic initiatives to streamline the organization and increase operational efficiency, and due to the significantly higher levels of reserves for bad debts and excess and obsolete inventories recorded in the same periods in fiscal 1999. In addition, in the third quarter of fiscal 2000, the Company also incurred $1.1 million in charges associated with consultants hired by the Company and the lenders to the credit facility to evaluate the Company's capital structure and complete the Company's fiscal 1999 and 2000 securities filings. Such costs are included in general and administrative expenses. The Company recorded a restructuring charge for severance and related costs of $2.8 million and $3.0 million in the second and third quarters of fiscal 2000, respectively, associated with the Company's strategic initiative. The Company expects costs to continue to decline in the fourth quarter of fiscal 2000 as a result of two reductions in force implemented during the latter half of the second and third fiscal quarters, the reduction in force implemented in August 2000, and the significantly higher levels of reserves for bad debts, excess and obsolete inventories and other items recorded in fiscal 1999. Depreciation and amortization increased by $2.8 million in the first nine months of fiscal 2000 compared to the comparable period in the prior fiscal year. Such increase resulted from additional depreciable rental equipment purchased, rental equipment obtained in acquisitions, and increased amortization related to the goodwill recognized on acquisitions in fiscal 1999.

         Operating income/loss exclusive of depreciation and amortization is known as EBITDA. EBITDA for the three months ended June 30, 2000 and 1999 was $6.9 million and $13.7 million, respectively, and $34.2 million and $43.8 million for the nine months then ended. EBITDA for fiscal 2000 included restructuring charges of $5.8 million ($2.8 million and $3.0 million recorded in second and third quarters, respectively). EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service indebtedness in the medical equipment rental industry. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of a company's operating performance or as a measure of liquidity. The Company expects fourth quarter EBITDA to be higher than the comparable amount from fiscal 1999 due to the higher level of reserves for bad debts, excess and obsolete inventories and other items recorded in fiscal 1999.

         Interest expense was $16.1 million and $47.8 million for the three and nine months ended June 30, 2000 compared to $14.0 million and $40.8 million for the comparable periods in the prior year. The increase in interest expense was principally due to higher levels of debt outstanding and increased interest rates, including default rates of interest on amounts outstanding under the credit facility. The cash portion of interest expense was $8.8 million and $26.8 for the three and nine months ended June 30, 2000. The remaining interest expense represents non-cash accretion on the 13% discount debentures, interest expense on the 11% notes to be deferred pursuant to the payment blockage letter dated May 25, 2000, and amortization of deferred debt issuance costs. The Company expects interest expense to increase over the next several quarters due to increases in the prime rate of interest and default rates of interest on amounts outstanding under the credit agreement.

         Although the Company has generated a net loss, which should give rise to net operating loss carryforwards, and therefore income tax benefits, the Company has recorded a valuation allowance equal to the federal and state income tax benefits due to the uncertainty of the Company's future ability to recognize such benefits.

         Accreted but unpaid dividends on preferred stock for the three and nine months ended June 30, 2000 were $5.7 million and $16.8 million, respectively, compared to $4.8 million and $13.9 million in the corresponding prior year periods. These amounts reflect accretion of dividends on the three cumulative preferred stock series issued in connection with the Company's recapitalization in May 1998.

         For the three and nine months ended June 30, 2000 there was a net loss attributable to common shareholders of $26.7 million and $63.9 million, respectively. The Company expects to continue to report a net loss attributable to common shareholder for the foreseeable future


Year 2000

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk is changes in interest rates as the loan facilities under MEDIQ/PRN's credit facility are subject to variable rates of interest. The variable interest rates impacting MEDIQ/PRN are LIBOR and prime, which are the interest rate options available under the credit facility. Beginning January 2000, and as a result of the defaults under the credit facility, the Company's only interest rate option is prime, the Company is incurring default rates of interest which are two percentage points over the Company's historical interest rates, and the Company is no longer permitted to borrow at LIBOR. As of June 30, 2000, all amounts borrowed under the credit facility bear interest at prime plus the applicable margin, and at defaults rates of interest.

         To mitigate a portion of the interest rate risk, MEDIQ/PRN had two interest rate collars and an interest rate swap. Due to the defaults under the credit facility, the interest rate collars and the interest rate swap were terminated in May and June 2000.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                           Quarter Ended June 30, 2000


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

         As of the filing date of this report, MEDIQ/PRN had not paid certain amounts due under the credit facility, as follows: $1.8 million and $1.5 million of default interest due June 30, 2000 and September 30, 2000, respectively; and $3.3 million of principal due September 30, 2000. The Company has not paid $20 thousand of interest on the 7.5% exchangeable debentures due in July 2000. In addition, pursuant to a letter dated May 25, 2000, the lenders to the credit facility sent notice to the trustee for the 11% notes and the Company to effect a payment blockage on the 11% notes such that the semiannual interest payment of $10.5 million payable on June 1, 2000 was not made. The indenture to the 11% notes permits the lenders under the credit facility to elect to block the payment of amounts due and payable with respect to the 11% notes for a period of up to 180 days. This payment blockage may occur during a period of default under the credit facility in which the maturity of debt outstanding thereunder may be accelerated. Any nonpayment of interest on the 11% notes existing for more than 30 days would be an event of default under the indenture to the 11% notes. As long as the maturity of the debt outstanding under the credit facility has not been accelerated, payments with respect to the 11% notes may be continued after the payment blockage period expires. The Company's current cash forecast indicates that the Company has short-term and long-term cash flow deficiencies for funding timely principal and interest payments.

         See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note B to the Condensed Consolidated Financial Statements for further information on the foregoing matter.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27       Financial Data Schedule appears on page 17.

(b)      Reports on Form 8-K

         During the quarter ended June 30, 2000, the Company filed reports on Form 8-K on May 5, 2000 and May 22, 2000. The May 5, 2000 report updated the information disclosed in the reports on Form 8-K filed on January 13, 2000 and February 15, 2000. The January 8K and the February 8K disclosed that the Company would not file its Annual Report on Form 10-K for the year ended September 30, 1999 and its Quarterly Report on Form 10-Q for the three months ended December 31, 1999 timely. The May 22, 2000 report on Form 8-K disclosed that the Company would not file its Quarterly Report on Form 10-Q for the three months ended March 31, 2000 timely, and disclosed the reasons why therein.

                       MEDIQ INCORPORATED AND SUBSIDIARIES
                           Quarter Ended June 30, 2000


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                MEDIQ Incorporated
                                             --------------------------
                                                    (Registrant)



October 2, 2000                              /s/ Kenneth K. Kreider
---------------                              ----------------------------------
   (Date)                                    Kenneth K. Kreider
                                             Senior Vice President and
                                             Chief Financial Officer